Form 10QSB
period 1996-03-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1996-05-29
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                     FORM 10-QSB


           (Mark One)

           X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

           For the quarterly period ended    March 31, 1996

           __    Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from           to

           Commission file number Securities Act Registration No. 33-75276

   Creative Medical Development, Inc.
     (Exact Name of Small Business Issuer as Specified in its Charter)

   Delaware                                       68-0314381
(State or Other Jurisdiction of          (I.R.S. Employer Identification NO.)
   Incorporation or Organization)


870 Gold Flat Road, Nevada City, CA 95959                         (Address
of Principal Executive Offices)

(916) 265-8222              (Issuer's Telephone Number, Including Area Code)
                        (Former Name, Former Address and Former Fiscal Year,
                                if Changed Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

                              APPLICABLE ONLY TO ISSUERS INVOLVED IN
                                 BANKRUPTCY PROCEEDINGS DURING THE
                                       PRECEDING FIVE YEARS

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes            No

                               APPLICABLE ONLY TO CORPORATE ISSUERS
           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,046,159 Common Shares and 810,000 Series A Preferred Shares all at $.01 par value were outstanding as of April 30, 1996.



                                                            INDEX


PART I.                    FINANCIAL

     Item 1. Financial Statements

             Unaudited Consolidated Balance Sheets . . . . . . . . . . . .1

             Unaudited Consolidated Statements of Operations . . . . . . .2

             Unaudited Consolidated Statements of
                Shareholders' Deficit. . . . . . . . . . . . . . . . . . .3

             Unaudited Consolidated Statements of Cash Flows. .  . . . . .4

             Notes to Unaudited Consolidated Financial
                Statements . . . . . . . . . . . . . . . . . . . . . . . .5

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . .6


PART II.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .8

     Item 1.          Legal Proceedings

     Item 2.          Changes in Securities

     Item 3.          Defaults Upon Senior Securities

     Item 4.          Submission of Matters to a Vote of Security Holders

     Item 5.          Other Information

     Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                      CREATIVE MEDICAL DEVELOPMENT, INC.
                    UNAUDITED  CONSOLIDATED  BALANCE SHEET

                      ASSETS

Current Assets                                                  March 31, 1996

  Accounts Receivable, less allowance for doubtful accounts;    $  121,196
  Net assets of discontinued operations                            807,873
  Net assets held for sale                                       1,205,128
                                                                ----------
                           Total current assets                 $2,134,197
                                                                ==========



                             LIABILITIES AND
                      SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities

  Bank overdraft                                                $    13,006
  Notes payable due within one year                                 651,108
  Accounts Payable                                                  358,951
  Accrued liabilities                                                41,116
                                                                 ----------
                           Total current liabilities              1,064,181

Notes payable due after one year                                  1,234,061
                                                                  ---------
                           Total  liabilities                     2,298,241
                                                                  ---------
Shareholders' equity:
  Convertible Preferred stock; $.01 par value;
    5,000,000 shares authorized;
    March 31, 1996,   810,000 shares outstanding                      8,100
  Common stock;  $.01 par value;  10,000,000 shares authorized;
    March 31, 1996,  2,046,159  shares outstanding                   20,461
Additional paid-in capital                                        4,818,626
Accumulated equity (deficit)                                     (5,011,231)
                                                                 -----------
                      Total shareholders' equity                   (164,044)
                                                                 -----------
                                                                   2,134,197
                                                                 ===========
The accompanying notes are an integral part of these financial statements.

                                     -1-


                      CREATIVE MEDICAL DEVELOPMENT, INC.
             UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS


                           Six Months Ended             Three Months Ended
                            March 31,                          March 31,

                       1996            1995            1996         1995

Assets held for sale
  Gain (loss)
   from operations
   of assets held
   for sale         $  (30,069)  $  (70,471)        $   (11,157)   $ (29,863)

Discontinued operations
  Loss from
   discontinued
   operations          (68,583)    (957,287)            (37,566)    (488,856)
                    -----------   ----------         -----------    ---------
Net loss            $  (98,652)  $(1,027,758)       $   (48,723)   $(518,719)
                    ===========  ============       ============   ==========

Net loss per share

  Income (loss) before
   discontinued
   operations       $    (0.02)  $     (0.04)       $     (0.01)   $    (0.02)

  Loss from
     discontinued
     operations          (0.03)        (0.49)             (0.02)        (0.25)
                    -----------  ------------       ------------   -----------
  Total
   loss per share   $    (0.05)  $     (0.53)       $     (0.02)   $    (0.27)
                    ===========  ============       ============   ===========
Shares used
 in computations      2,046,159     1,927,630          2,046,159     1,927,630
                    ===========  ============       ============   ===========








The accompanying notes are an integral part of these financial statements.

                      CREATIVE MEDICAL DEVELOPMENT, INC.
           UNAUDITED  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                      For The Quarter Ended March 31, 1996



                                   Preferred Stock        Common Stock
                               Shares      Amount    Shares         Amount

Balances, September 30, 1995   810,000    $  8,100  2,012,480      $  20,125
  Issuance of Common Stock
    for services                                       33,679            336
   Net loss                    ________   ________   _________      _________


Balances,  March 31, 1996      810,000    $  8,100   2,046,159      $  20,461
                               =======    ========   =========      =========


                                  Additional                    Total
                                   Paid-in     Accumulated    Shareholders'
                                   Capital      Deficit      Equity (Deficit)

Balances, September 30, 1995     $ 4,802,123  $(4,912,579)    $  (82,231)

  Issuance of Common Stock
    for services                      16,503                      16,839
     Net loss                                     (98,652)       (98,652)
                                 -----------  ------------    -----------
Balances,  March 31, 1996        $ 4,818,626  $(5,011,231)    $  (164,044)
                                 ===========  ============    ============





The accompanying notes are an integral part of these financial statements.

                    CREATIVE MEDICAL DEVELOPMENT, INC.
              UNAUDITED  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                               Six Months Ended March 31,
                                              1996                  1995
Cash flows from operating activities:
  Net loss                                  $  (98,652)           $(1,027,758)
  Reconciliation to net cash used
     for operating activities:
    Depreciation and amortization:              17,900                 76,578
Issuance stock for services
  Common stock                                  16,839                 30,000
  Preferred stock                                                         600
Changes in assets and liabilities:
  Accounts receivable                          120,794                 (7,980)
  Net assets of
     discontinued operations                   (99,367)               (50,157)
  Accounts payable                              47,320                 28,862
  Accrued liabilities                          (14,066)                11,611
                                            -----------           -----------
  Net cash used for
     operating activities                       (9,230)              (938,244)
                                            -----------           ------------
Cash flows from investing activities:
  Property and equipment                          0                   (101,026)
                                            -----------           -------------
Cash flows from financing activities:
  Bank overdraft                                 13,006                 79,243
  Issuance of notes payable                                            100,000
  Repayment of notes payable                     (6,801)               (12,891)
                                            ------------          -------------
  Net cash provided by
     financing activities                          6,205               166,352
                                            ------------          -------------
Increase (Decrease) in cash                       (3,025)             (872,918)

Cash:
  Beginning of period                              3,025               872,918
                                            ------------          -------------
  End of period                              $         0           $         0
                                            ============          =============
Supplemental disclosure of cash flow information:

  Interest paid                              $    75,969           $     65,889
                                            ============           ============


The accompanying notes are an integral part of these financial statements.

                                     -4-




                                 CREATIVE MEDICAL DEVELOPMENT, INC.

                        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended September 30, 1995, included in the Company's Form 10-KSB.


(2)   DISCONTINUED OPERATIONS

      On September 13, 1995, the Company entered into an agreement with Gish Biomedical, Inc. ("Gish") to sell substantially all of its operating assets and technology for $600,000 cash and shares of Gish common stock valued at $2,000,000 (240,240 shares). Upon closing, Note (3), the Company entered into a one year lease with Gish for the portion of the building which the Company currently occupied.

      Under terms of the agreement, from September 13, 1995, through the closing date, the Company's manufacturing operations were operated for the benefit of Gish. Accordingly, net losses related to sales of approximately $268,350 and expenses of approximately $348,417 have been offset against operating advances to the Company by Gish.

      Cash, accounts receivable and the building housing the Company's operations and land with a net book value of $1,912,885 have been excluded from the sale. The agreement does not provide for the assumption of any of the Company's liabilities by Gish.

(3)   SUBSEQUENT EVENTS

      On April 17, 1996, the Gish transaction closed. Pursuant to a separate agreement at the closing, Gish retained a certificate for 10,000 shares of its stock pending completion of final accounting and payment of any funds owed to Gish for the interim operations period from September 13, 1995 through April 17, 1996. The remainder of the shares received by the Company were used as security for a line of credit issued by Citizens
      Bank of Nevada County in the maximum amount of $330,000.




                              Management's Discussion and
                          Analysis of Financial Condition and
                                 Results of Operations

                     Results of Operations -- Quarter Ended March 31, 1996
                        Compared with the Quarter Ended March 31, 1995

           The Company designs, develops, manufactures and markets innovative proprietary medical devices and related products. Beginning in July, 1992, the Company developed and brought to market the EZ Flow Pumps, a line of ambulatory infusion therapy pumps and related products primarily for alternate site patient care.

           On September 13, 1995, the Company entered into an Asset Purchase Agreement with Gish Biomedical, Inc. ("Gish") for sale of the EZ Flow Pump technology and product line. Under its terms, substantially all of the Company's manufacturing related assets (with a net book value of $680,957) were sold for $600,000 cash and $2,000,000 of Gish Stock (240,240 shares).
At a special meeting of stockholders held February 21, 1996, the transaction was approved and it closed April 17, 1996.

           Since the closing of the Gish transaction, the Company has had no full time employees and no business activity except concluding the transition and accounting for the interim operations between September 13, 1995 and April 17, 1996, managing its real estate, corporate governance and compliance matters.

           The Gish stock received in the sale is not registered, but the Company has demand registration rights which can be exercised on October 17, 1996. Until the stock is registered, it can not be sold or distributed. In the interim, the Company is continuing its exploration of opportunities for merger, acquisition or strategic alliances to maximize return on its assets.

Results of Operations

           From September 13, 1995 to the Closing, the Company's manufacturing business was operated for the benefit of and at the risk of Gish. Accordingly, the operation of the manufacturing business through March 31, 1995, has been accounted for as a discontinued operation and the results of operations have been netted against operating funds advanced by Gish.

           Rental operations of the real estate are segregated from the discontinued operations. Because of intra-company rental payments and the pre-payment of rent by one tenant which was taken as income in the quarter ended September 30, 1995, there was a loss of $30,069 in the quarter ended March 31, 1996, compared to a loss of $72,920 for the same quarter in 1995.

           Effective at the Closing, the Company's principal remaining assets are its real property and the Gish common stock. Pending determination of the future direction of the Company, no full time employees are anticipated and the only business activities necessary will be management of the real estate and accounting, corporate governance and compliance matters.

Liquidity and Capital Resources

           Cash on hand and in money market investments at March 31, 1996 was $(13,006).

           Because the net asset value of the Company did not meet the NASDAQ maintenance criteria, the NASDAQ listing committee de-listed the Company's stock effective May 11, 1995. The Company's stock is now traded on the OTC Bulletin Board.

           Since the closing of the Gish transaction, the Company has arranged a credit line with a local bank in the amount of $330,000 which was necessary to pay legal, accounting, and proxy expenses incurred in connection with the transaction, short term debt and trade accounts payable, and wind up the manufacturing operations of the Company. The credit line will also be used to cover the negative cash flow on the real estate owned by the Company which will have positive cash flow beginning in July.

           Management believes that the credit line and rental cash flow will provide sufficient liquidity to meet the cash needs of the Company until the Gish stock is registered and liquid.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
           Not applicable

Item 2. Changes in Securities
           Not applicable

Item 3. Defaults on Senior Securities
           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

           Special meeting of Stockholders held February 21, 1996, pursuant to notice. The only matter voted on was a resolution approving the Asset Purchase Agreement dated as of September 13, 1995, between the Company and Gish Biomedical, Inc., as described in the Proxy Statement. Of the 2,856,160 shares eligible to vote, there were 1,575,115 shares present and all voted for the resolution, which was duly passed.

Item 5. Other Information
           Not applicable

Item 6. Exhibits and Reports on Form 8-K

           (a)        Exhibits
                      Not applicable

           (b)        Reports on Form 8-K
                      One filed May 1, 1996, reporting the closing of the sale of Assets to Gish Biomedical, Inc. on April 17, 1996.

(4)                                                               SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Creative Medical Development, Inc.

Registrant



Dated: May 20, 1996                                   Ronald J. Gangemi,
                                                      Chief Executive Officer



Dated: May 20, 1996                                   John E. Hart
                                                      Treasurer