Form 10QSB
period 1996-06-30
CREATIVE MEDICAL DEVELOPMENT INC
filed 1996-08-20
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                     FORM 10-QSB

           (Mark One)

           X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

           For the quarterly period ended    June 30, 1996

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

Yes            No

                               APPLICABLE ONLY TO CORPORATE ISSUERS
           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,084,745 Common Shares and 810,000 Series A Preferred Shares all at $.01 par value were outstanding as of July 31, 1996.



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

     Item 3.          Defaults Upon Senior Securities

     Item 4.          Submission of Matters to a Vote of Security Holders

     Item 5.          Other Information

     Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                      CREATIVE MEDICAL DEVELOPMENT, INC.
                    UNAUDITED  CONSOLIDATED  BALANCE SHEET

                      ASSETS

Current Assets                                                  June 30, 1996

  Cash                                                          $   11,107
  Accounts Receivable, less allowance for doubtful accounts;         9,422
  Investment                                                     2,000,000
  Net assets held for sale                                       1,197,678
                                                                ----------
                           Total current assets                 $3,218,207
                                                                ==========



                             LIABILITIES AND
                      SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities

  Notes payable due within one year                             $   294,872
  Accounts Payable                                                   79,653
  Accrued liabilities                                                 4,450
                                                                -----------
                           Total current liabilities                378,975

Notes payable due after one year                                  1,228,227
                                                                -----------
                           Total  liabilities                     1,607,202
                                                                -----------
Shareholders' equity:
  Convertible Preferred stock; $.01 par value;
    5,000,000 shares authorized;
    June 30, 1996,   810,000 shares outstanding                       8,100
  Common stock;  $.01 par value;  10,000,000 shares authorized;
    June 30, 1996,  2,084,745  shares outstanding                    20,847
Additional paid-in capital                                        4,837,533
Accumulated equity (deficit)                                     (3,255,475)
                                                                 -----------
                      Total shareholders' equity                  1,611,005
                                                                 -----------
                                                                 $3,218,207
                                                                 ===========






The accompanying notes are an integral part of these financial statements.

                      CREATIVE MEDICAL DEVELOPMENT, INC.
             UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS


                         Nine Months Ended               Three Months Ended
                             June 30,                          June 30,

                       1996            1995              1996          1995

Assets held for sale
  Loss from
   operations
   of assets held
   for sale         $  (41,350)  $  (104,663)       $   (11,281)   $  (31,743)

Discontinued operations
  Loss from
   discontinued
   operations         (186,624)   (1,154,514)          (123,083)     (197,228)

Other income and
  (expense), net     1,885,078        (2,413)         1,890,120        (4,862)
                    -----------   -----------        -----------    ----------
Net income (loss)   $1,657,104    $(1,261,590)       $1,755,757     $ (233,833)
                    ===========   ============       ============   ===========

Net gain (loss) per share

  Income (loss) before
   discontinued
   operations       $     0.88   $     (0.06)       $      0.92    $    (0.02)

  Loss from
     discontinued
     operations          (0.09)        (0.60)             (0.06)        (0.09)
                    -----------  ------------       ------------   -----------
  Total income
   (loss) per share $     0.79   $     (0.66)       $      0.86    $    (0.11)
                    ===========  ============       ============   ===========
Shares used
 in computations      2,084,745     1,940,673          2,084,745     1,940,673
                    ===========  ============       ============   ===========








The accompanying notes are an integral part of these financial statements.

                      CREATIVE MEDICAL DEVELOPMENT, INC.
           UNAUDITED  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                      For The Quarter Ended June 30, 1996



                                   Preferred Stock        Common Stock
                               Shares      Amount    Shares         Amount

Balances, September 30, 1995   810,000    $  8,100  2,012,480      $  20,125
  Issuance of Common Stock
    for services                                       72,265            725
   Net income (loss)           ________   ________   _________      _________


Balances,  June  30, 1996      810,000    $  8,100   2,084,745      $  20,847
                               =======    ========   =========      =========


                                  Additional                    Total
                                   Paid-in     Accumulated    Shareholders'
                                   Capital   Equity (Deficit) Equity (Deficit)

Balances, September 30, 1995     $ 4,802,123  $(4,912,579)    $  (82,231)

  Issuance of Common Stock
    for services                      35,410                       36,132
     Net income (loss)                          1,657,104       1,657,104
                                 -----------  ------------    -----------
Balances,  June 30, 1996         $ 4,837,533  $(3,255,475)    $ 1,611,005
                                 ===========  ============    ============









The accompanying notes are an integral part of these financial statements.

                    CREATIVE MEDICAL DEVELOPMENT, INC.
              UNAUDITED  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                               Nine Months Ended June 30,
                                               1996                  1995
Cash flows from operating activities:
  Net income (loss)                         $ 1,657,104           $(1,261,590)
  Reconciliation to net cash used
     for operating activities:
    Depreciation and amortization:               26,850               113,922
Issuance stock for services
  Common stock                                   36,122                30,000
  Preferred stock                                                         600
Issuance of warrants                                                   21,874
Investment                                   (1,988,563)
Changes in assets and liabilities:
  Accounts receivable                           232,569               (64,408)
  Net assets of
     discontinued operations                    680,957               (61,508)
  Accounts payable/short term notes            (161,361)              205,792
  Accrued liabilities                           (50,731)                (6,809)
                                            -----------           ------------
  Net cash used for
     operating activities                      432,957              (1,022,127)
                                            -----------           ------------
Cash flows from investing activities:
  Property and equipment                          0                   (115,023)
                                            -----------           -------------
Cash flows from financing activities:
  Bank overdraft                                  0                     19,100
  Issuance of common stock                                              58,299
  Issuance of notes payable                     282,367                203,300
  Repayment of notes payable                   (707,242)               (16,467)
                                            ------------          -------------
  Net cash provided by
     financing activities                      (424,875)               264,232
                                            ------------          -------------
Increase (Decrease) in cash                       8,082             (872,918)

Cash:
  Beginning of period                             3,025              872,918
                                            ------------          -------------
  End of period                              $   11,107           $         0
                                            ============          =============
Supplemental disclosure of cash flow information:

  Interest paid                              $  116,411           $    96,578
                                            ============           ============




The accompanying notes are an integral part of these financial statements.

                                 CREATIVE MEDICAL DEVELOPMENT, INC.


                        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended September 30, 1995, included in the Company's Form 10-KSB.


(2)   DISCONTINUED OPERATIONS

      On September 13, 1995, the Company entered into an agreement with Gish Biomedical, Inc. ("Gish") to sell substantially all of its operating assets and technology for $600,000 cash and shares of Gish common stock valued at $2,000,000 (240,240 shares). The transaction closed April 17, 1996. Upon closing, the Company entered into a one year lease with Gish for the portion of the building which the Company currently occupied.

      Under terms of the agreement, from September 13, 1995, through the closing date, the Company's manufacturing operations were operated for the benefit of Gish. Accordingly, net losses related to sales of approximately $268,350 and expenses of approximately $348,417 have been offset against operating advances to the Company by Gish.

      Pursuant to a separate agreement at the closing, Gish retained a certifi-cate for 10,000 shares of its stock pending completion of final account-ing and payment of any funds owed to Gish for the interim operations period from September 13, 1995 through April 17, 1996. The remainder of the shares received by the Company were used as security for a line of credit issued by Citizens Bank of Nevada County in the maximum amount of $330,000.

                              Management's Discussion and
                          Analysis of Financial Condition and
                                 Results of Operations

                     Results of Operations -- Quarter Ended June 30, 1996
                        Compared with the Quarter Ended June 30, 1995

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

Results of Operations

           From September 13, 1995 to the Closing, the Company's manufacturing business was operated for the benefit of and at the risk of Gish. Accordingly, the operation of the manufacturing business through June 30, 1996, has been accounted for as a discontinued operation and the results of operations have been netted against operating funds advanced by Gish.

           Rental operations of the real estate are segregated from the discontinued operations. Because of intra-company rental payments and the pre-payment of rent by one tenant which was taken as income in the quarter ended September 30, 1995, there was a loss of $11,287 in the quarter ended June 30, 1996, compared to a loss of $31,743 for the same quarter in 1995.

           Effective at the Closing, the Company's principal remaining assets are its real property and the Gish common stock. Pending determination of the future direction of the Company, no full time employees are anticipated and the only business activities necessary will be management of the real estate and accounting, corporate governance and compliance matters.

Liquidity and Capital Resources

           Cash on hand and in money market investments at June 30, 1996 was $11,107.

           Because the net asset value of the Company did not meet the NASDAQ maintenance criteria, the NASDAQ listing committee de-listed the Company's stock effective May 11, 1995. The Company's stock is now traded on the OTC Bulletin Board.

           Since the closing of the Gish transaction, the Company has arranged a credit line with a local bank in the amount of $330,000 which was necessary to pay legal, accounting, and proxy expenses incurred in connection with the transaction, short term debt and trade accounts payable, and wind up the manufacturing operations of the Company. The credit line was also used to cover the negative cash flow on the real estate owned by the Company through June 30, 1996. As of July 1, 1996, the real estate is fully occupied and has slightly positive cash flow.

           Management believes that the credit line and rental cash flow will provide sufficient liquidity to meet the cash needs of the Company until the Gish stock is registered and liquid. The Gish stock has recently traded 25 to 30 percent below the Company's acquisition price. In addition, its limited trading volume may affect the liquidity of the Gish stock.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
           Not applicable

Item 2. Changes in Securities
           Not applicable

Item 3. Defaults on Senior Securities
           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
           Not applicable

Item 5. Other Information
           Not applicable

Item 6. Exhibits and Reports on Form 8-K

           (a)        Exhibits
                      EX-27

           (b)        Reports on Form 8-K
                      One filed May 1, 1996, reporting the closing of the sale of Assets to Gish Biomedical, Inc. on April 17, 1996.

                               SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Creative Medical Development, Inc.

Registrant



Dated: August 16, 1996                                Ronald J. Gangemi,
                                                      Chief Executive Officer



Dated: August 16, 1996                                John E. Hart
                                                      Treasurer