Form 10KSB
period 1996-09-30
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-01-14
CIK 919045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[ X } ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended September 30, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (No Fee Required)

      For the transition period from              to
                                     ------------    ---------------

Commission file number    Securities Act Registration No. 33-75276
                          ------------------------------------------------------


                       CREATIVE MEDICAL DEVELOPMENT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                        68-0281098
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


   870 Gold Flat Road, Nevada City, CA                          95959
----------------------------------------                    --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number        (916)  478-0740
                                 -----------------


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

----------------------                -----------------------------------------

----------------------                -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.01 Par Value
                          ---------------------------
                                (Title of class)

                Warrants to purchase Common Stock $.01 Par Value
                ------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was reauired to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year.    -0-
                                                         ----------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, (See definition of affiliate in Tule 12b-02 of the Exchange Act). As of December 31, 1996 average of Bid and asked price was $.40. Common stock held by non affiliates was 1,577,318 with aggregate market value of $630,827.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the isuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the sisuer's classes of common equity, as of the latest practicable date.

As of 12/31/96  2,084,745 shares $.01 Par Value Common


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated; (1) any annual report to security hooders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-KSB
           ANNUAL REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I

    Item 1.       Description of Business .......................................   1

    Item 2.       Description of Property .......................................   2

    Item 3.       Legal Proceedings .............................................   2

    Item 4.       Submission of Matters to a Vote of Security Holders ...........   2

PART II

    Item 5.       Market for Common Equity and Related Stockholder Matters ......   3

    Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................   3

    Item 7.       Financial Statements
                      Independent Auditor's Report ..............................  F-1
                      Consolidated Balance Sheets ...............................  F-2
                      Consolidated Statements of Operations .....................  F-3
                      Consolidated Statements of Shareholders' Equity (Deficit) .  F-4
                      Consolidated Statements of Cash Flows .....................  F-5
                      Notes to Consolidated Financial Statements ................  F-6

    Item 8.       Changes In And Disagreements With Accountants On
                  Accounting And Financial Disclosure ...........................   6

PART III

    Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) in the Exchange Act .............   6

    Item 10.      Executive Compensation ........................................   7

    Item 11.      Security Ownership of Certain Beneficial Owners and Management    8

    Item 12.      Certain Relationships and Related Transactions ................   9

    Item 13.      Exhibits and Reports on Form 8-K ..............................   10

Index of Exhibits.................................................................  11

Signatures........................................................................  13


                                     PART I

Item 1.  Description of Business:
         ------------------------

     Creative Medical Development, Inc. (the "Company") was incorporated in the state of California on July 20, 1992 and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

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

     At December 31, 1996, the Company had no full time employees.

     In August 1993 the Company acquired a 99% interest in LBI, a general partnership which owns the real estate and building which the Company utilizes as its office and rents to others.

Item 2.   Description of Property
          -----------------------

     The Company's office is located in a facility owned by it at 870 Gold Flat Road, Nevada City, California 95959. The facility consists of two buildings with a total of approximately 30,000 square feet. Approximately 95% of the space is leased to others. Management considers that the facilities are well maintained and sufficient for the Company's present operations. The current financing of the building has a principal balance in the amount of $1,234,656, as of December 31, 1996, which is payable on a twenty year amortization schedule ($12,750/Mo) with a balloon payment due December 21, 1998.

Item 3  Legal Proceedings
        ------------------

     On July 30, 1992, Keller Medical, Inc. ("Keller"), a company which employed Mr. Gangemi as the general manager of one of its divisions and upon whose Board of Directors Mr. Gangemi served, filed a civil action against Mr. Gangemi alleging, among other things, that Mr. Gangemi improperly acquired trade secrets and proprietary information of Keller while employed by Keller. The action did not include the Company as a party defendant, although the Company subsequently elected to join as a cross complainant, filing claims against Keller. Although a settlement was reached between Mr. Gangemi and Keller in July 1993, whereby Mr. Gangemi agreed to purchase from Keller certain medical technology not related to the Company's products, Keller filed for bankruptcy in November 1993, thereby staying the litigation and suspending consummation of the settlement agreement.

     While Keller has not pursued its claims in bankruptcy court or elsewhere against Mr. Gangemi and has not included the Company in any of the allegations in its complaint, nevertheless should Keller reinstate the civil action and should it be successful in claiming that Mr. Gangemi obtained trade secrets or proprietary information from Keller during Mr. Gangemi's employment, Keller might subsequently be in a position to make a claim against the Company for trade secrets or proprietary information it might allege Mr. Gangemi provided to the Company. The Company believes it is unlikely that Keller will pursue any action against it and even more unlikely that Keller would prevail with any such claim. Although the possibility is remote, the loss of any such litigation would materially and adversely affect the Company.

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters
           ---------------------------------------------------------

     The Company's Common stock commenced trading on the NASDAQ Smallcap Market on May 13, 1994. The stock was delisted on May 11, 1995 and now trades on the Electronic Bulletin Board under the symbol "CMDI".

-------------------------------------------------------------------------------
                     Quarterly Common Stock Bid Price Ranges
-------------------------------------------------------------------------------
                              1995                               1996
-------------------------------------------------------------------------------
   Quarter            High             Low              High             Low
-------------------------------------------------------------------------------
     1st              4.75             2.50             .313            .125
-------------------------------------------------------------------------------
     2nd              2.50             1.12             .313            .125
-------------------------------------------------------------------------------
     3rd              .375             .375             .40             .125
-------------------------------------------------------------------------------
     4th              .375             .375             .563            .188
-------------------------------------------------------------------------------

     At December 31, 1996, the Company had approximately 350 record and beneficial stockholders.

     No dividends have been declared or paid on the Common Stock and none are anticipated.


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

     Background

     From its founding in July, 1992, through completion of the Initial Public Offering (IPO), May 13, 1994, the Company's operations have been funded primarily by equity capital and debt financing provided by principal shareholders and private investors. During the Company's development stage and through the end of the fiscal year ended September 30, 1995, losses were incurred as costs of designing, developing, testing, producing and marketing the Company's initial products and administrative overhead exceeded revenues generated from product sales.

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

     Results of Operations
     ---------------------

     Because Gish assumed operating control of the purchased assets as of the date of the agreement, September 13, 1995, and all operations from that date to the closing April 17, 1996, were at their expense and for their account, the Company had no manufacturing operations or sales during fiscal 1996. Accordingly a comparison of operations for years ended Sept. 30, 1995 and 1996 would not be meaningful.

     However, the Company continued to incur general and administrative expenses in connection with the audit of its financial statements for fiscal 1995, processing the proxy materials and conducting the shareholders meeting for approval of the Gish transaction, concluding the Gish transaction, management of its real estate, accounting, corporate governance and compliance matters and the investigation and evaluation of corporate opportunities.

     All of the general and administrative expenses, $217,500, have been charged to discontinued operations and represent the amount shown as "Loss from discontinued operations." General and administrative expenses for the discontinued operations for fiscal 1995 were $966,114.

     The loss on the discontinued operations for the fiscal year ended September 30, 1996, was $217,500 compared to a loss of $1,518,875 for the fiscal year ended September 30, 1995.

     Rental operations of the real estate are segregated from the discontinued operations and shown as operations of assets held for sale. Although a loss of $31,319 is reported for the fiscal year ended September 30, 1996, current rental income on the real estate is approximately cash flow break even.

     Liquidity and Capital Resources
     -------------------------------

     Cash on hand and in money market investments at September 30, 1996 was $5,912 as compared to $3,025 at September 30, 1995.

     In order to maximize its value, the Company is actively pursuing several opportunities for merger with or acquisition of a profitable operating company with sound management and a record of successful performance.

     Because the Gish stock received at the closing of the Gish transaction was unregistered, the Company secured a bank credit line to pay delinquent accounts payable from the discontinued operations and fund the general and administrative expenses pending the registration of those securities. The registration of those securities became effective November 22, 1996. The Company expects to margin or liquidate Gish stock to pay the bank credit line and meet any immediate cash flow needs pending sale of the real estate and determination of the future business of the Company.

     The Company's stock is traded on the Electronic OTC Bulletin Board.

     As of December 31, 1996, the Gish stock had a high bid of 7 1/8 and high asked of 7 5/8 with thirty day average trading volume of approximately 10,000 shares per day. Management believes that the Gish stock is sufficiently liquid to enable the Company to pay the bank credit line balance of approximately $315,000, provide for any operating expenses in excess of rental income pending determination of the future direction of the Company and fund the costs of a merger or acquisition transaction.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended September 30, 1996 and 1995


                                TABLE OF CONTENTS
                                -----------------

                                                                  Page
                                                                  ----

Independent Auditor's Report                                       F-1

Consolidated Balance Sheet                                         F-2

Consolidated Statement of Operations                               F-3

Consolidated Statement of Shareholders' Equity (Deficit)           F-4

Consolidated Statement of Cash Flows                               F-5

Notes to Consolidated Financial Statements                       F-6-13

                          INDEPENDENT AUDITOR'S REPORT



The Shareholders and
   Board of Directors
Creative Medical Development, Inc.


     We have audited the accompanying consolidated balance sheet of Creative Medical Development, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Medical Development, Inc. at September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 10 to the financial statements, on September 13, 1995, the Company entered into an agreement to sell substantially all of its operating assets and technology.









November 27, 1996
                                      F-1

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEET

                           September 30, 1996 and 1995


                                                      1996             1995
                                                    ----------      ----------
                        ASSETS

Current assets:
     Cash                                           $    5,912      $    3,025
     Accounts receivable                                 9,422         241,991
     Investment securities (Notes 2 and 5)           1,771,771
     Net assets of discontinued operations (Note 10)                   680,957
     Assets held for sale (Note 3)                   1,194,133       1,235,965
                                                     ---------       ---------

              Total assets                          $2,981,238      $2,161,938
                                                    ==========      ==========

                    LIABILITIES AND
                  SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable due within one year (Note 5)     $  329,362      $  710,237
     Accounts payable                                   43,013         241,012
     Accrued liabilities (Note 4)                        5,037          55,182
                                                    ----------      ----------
              Total current liabilities                377,412       1,006,431
                                                    ----------      ----------

Notes payable due after one year (Note 5)            1,224,873       1,237,738
                                                    ----------      ----------

              Total liabilities                      1,602,285       2,244,169
                                                    ----------      ----------

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity (deficit) (Note 6):
     Convertible Preferred Stock; $.01 par value;
         5,000,000 shares authorized; shares
         outstanding: 810,000 in 1996 and 1995          8,100            8,100
     Common stock; $.01 par value; 10,000,000 shares
         authorized; shares outstanding:  2,084,745
         and 2,012,480 in 1996 and 1995, respectively   20,847           20,125
     Additional paid-in capital                      4,837,533        4,802,123
     Unrealized loss on available-for sale investment
         securities, net of taxes (Note 2)            (228,229)
     Accumulated deficit                            (3,259,298)      (4,912,579)

              Total shareholders' equity (deficit)   1,378,953          (82,231)
                                                    ----------       ----------

                                                    $2,981,238       $2,161,938
                                                    ==========       ==========

                 The accompanying notes are an integral part of
                           these financial statements.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 For the Years Ended September 30, 1996 and 1995


                                                       1996            1995
                                                    ----------      -----------

Assets held for sale:
     (Loss) gain from operations of assets
        held for sale                               $   (31,319)    $    29,871

Discontinued operations (Note 10):
     Loss from discontinued operations                 (217,500)     (1,518,875)

     Gain on disposal of discontinued o
         operations,net of tax                        1,902,100
                                                    -----------     -----------

Net gain (loss)                                     $ 1,653,281     $(1,489,004)
                                                    ===========     ===========

Net gain (loss) per share                           $       .81     $      (.76)
                                                    ===========     ===========

Shares used in per share computations                 2,052,629       1,958,624
                                                    ===========     ===========

























                     The accompanying notes are an integral
                       part of these financial statements.

                                                 CREATIVE MEDICAL DEVELOPMENT, INC.

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                           For the Years Ended September 30, 1996 and 1995

                                                                                                           Unrealized
                                                                                                              Loss
                                                                                                           on Available-   Total
                                        Preferred Stock        Common Stock       Additional                 for-Sale  Shareholders'
                                       -----------------   --------------------    Paid-in     Accumulated  Investment     Equity
                                       Shares     Amount    Shares      Amount     Capital       Deficit    Securities   (Deficit)
                                       ------     ------   ---------   --------  -----------   ----------  -----------   ---------

Balances, September 30, 1994          750,000     $7,500   1,918,880    19,189   $4,707,259    $ (3,423,575)             $1,310,373

 Issuance of common stock
    for services (Notes 6 and 7)                              17,600       176       31,124                                  31,300
 Issuance of common stock
    (Notes 6 and 7)                                           76,000       760       56,240                                  57,000
 Issuance of preferred stock
    (Notes 6 and 7)                     60,000       600                                                                        600
 Issuance of warrants for services
    (Note 6)                                                                          7,500                                   7,500
 Net loss                                                                                        (1,489,004)             (1,489,004)
                                      --------   -------    ---------   ------    ---------      ----------  ----------  ----------

Balances, September 30, 1995           810,000     8,100    2,012,480   20,125    4,802,123      (4,912,579)                (82,231)
                                      --------   -------    ---------   ------    ---------      ----------  ----------  ----------

 Issuance of common stock for
     services (Notes 6 and 7)                                  72,265      722       35,410                                  36,132
 Unrealized loss on available-for-sale
     investment securities, net of taxes                                                                      $(228,229)   (228,229)
 Net income                                                                                       1,653,281               1,653,281
                                      --------    -------   ---------   -------   ---------      ----------   ----------  ----------

Balances, September 30, 1996           810,000    $ 8,100   2,084,745   $20,847  $4,837,533     $(3,259,298)  $(228,229) $1,378,953
                                      ========    =======   =========   =======  ==========     ===========   =========  ==========





                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                                  F-4

                                        CREATIVE MEDICAL DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                  For the Years Ended September 30, 1996 and 1995


                                                                         1996                    1995
                                                                      -----------             -----------
Cash flows from operating activities:
     Net gain (loss)                                                  $ 1,653,281             $(1,489,004)
     Reconciliation  to net cash used
     for operating activities:
         Gain on disposal of discontinued operations                   (1,902,100)
         Depreciation and amortization                                     41,832                 166,763
         Issuance of common and convertible preferred
              stock for services and                                       36,132                  31,900
         Issuance of warrants for services                                                          7,500
         Changes in assets and liabilities:
              Accounts receivable                                         232,569                (138,746)
              Inventories                                                                         (41,743)
              Accounts payable                                           (197,999)                 85,509
              Accrued liabilities                                         (50,145)                 20,717
                                                                      -----------             -----------

Net cash used for operating activities                                   (186,430)             (1,357,104)

Cash flows from investing activities:
     Acquisition of property and equipment                                                       (147,033)
     Proceeds from sale of discontinued operations                        583,057

     Net cash  provided by (used for)
         investing activities                                             583,057                (147,033)
                                                                      -----------             -----------
Cash flows from financing activities:
     Issuance of common stock                                                                      57,000
     Issuance of notes payable                                            316,498                 853,300
     Repayment of notes payable                                          (710,238)               (276,057)

     Net cash (used for) provided by financing activities                (393,740)                634,243

Increase (decrease) in cash                                                 2,887                (869,894)

Cash:
     Beginning of period                                                    3,025                 872,919

     End of period                                                    $     5,912             $     3,025
                                                                      ===========             ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                    $   159,029             $   160,290
                                                                      ===========             ===========

     Noncash changes:
         Investment securities acquired in connection
              with sale of discontinued operations                    $ 2,000,000
         Inventory                                                                            $   223,714
         Other assets                                                                         $    28,280
         Property and equipment, net                                                          $ 1,684,658
         Net assets of discontinued operations                                                $  (680,957)
         Net assets held for sale                                                             $(1,235,965)
         Unrealized loss on available-for sale investments
              securities, net of taxes                                $  (228,229)            $(1,235,965)

                     The accompanying notes are an integral
                      part of these financial statements

                                       F-5

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

     Business
     --------

     Creative Medical Development, Inc. (the "Company"), designed, developed, manufactured and marketed proprietary ambulatory infusion therapy products for alternate site patient care. The Company was incorporated in the State of California on July 20, 1992, and reincorporated in the State of Delaware on June 1, 1993. The Company discontinued its operations on September 13, 1995 (Note 11).

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, LBI. The Company acquired a 99% interest in LBI, a California partnership ("LBI") in 1993. LBI was organized to own and operate the building in which the Company's offices and manufacturing facilities were located.

     Net Income (Loss) Per Share
     ---------------------------

     Net income (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Outstanding convertible preferred stock, warrants and stock options have not been included in the calculation as they would have an antidilutive effect.

     Income Taxes
     ------------

     The Company has generated net operating loss carryforwards of approximately $3,165,000 and $1,557,000 which are available to offset future Federal and State income tax expense, respectively. Federal and State loss carryforwards expire through 2011. The tax benefit of loss carryforwards has been offset by a valuation allowance of the same amount.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   INVESTMENTS

     The Company received 240,240 shares of Gish Biomedical common stock in conjunction with the sale of assets discussed in Note 10. Management classified the stock as available- for-sale upon receipt. The securities were adjusted to fair value, as required under SFAS 115, and net unrealized losses of $228,229 were recorded as a separate component of stockholders' equity.


                                                                       1996
                                    -----------------------------------------------------------------------
                                                        Gross                Gross              Estimated
                                      Amortized       Unrealized           Unrealized             Market
                                        Cost            Gains                Losses               Value
                                    ------------      ----------           ----------           -----------

         Available-for-Sale:
         -------------------

         Gish Biomedical
              common stock          $  2,000,000       $   -                $ 228,229          $ 1,771,771
                                    ============       =========            =========          ===========

3.  NET ASSETS HELD FOR SALE

     The land, building, leasehold improvements and other assets of the Company are classified as net assets held for sale consistent with management's intent. These assets were transferred at their aggregate net book value which management believes is less than market value. The Company has continued to provide for depreciation using the straight-line method over the estimated useful lives which range from 2 to 40 years.

     Net assets held for sale at September 30, 1996 and 1995 are as follows:

                                         1996                 1995
                                      -----------          -----------

         Land                         $   275,000          $   275,000
         Building, net                    881,262              932,685
         Other assets                      23,289               28,280
                                      ------------         -----------

                                      $ 1,179,551          $ 1,235,965
                                      ===========          ===========

4.   ACCRUED LIABILITIES

     Accrued liabilities at September 30, 1996 and 1995 are as follows:

                                            1996                 1995
                                         ----------            ---------

         Accrued payroll                                       $  46,007
         Other                           $    5,037                9,175
                                         ----------            ---------

                                         $    5,037            $  55,182
                                         ==========            =========

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   NOTES PAYABLE

     Notes payable at September 30, 1996 and 1995 are as follows:

                                                                   1996                1995
                                                                ----------          -----------

         11.375% secured note payable; secured by a
              building; monthly installments of $12,750
              due through December 21, 1998                     $1,237,737          $1,249,225

         10.25% secured line of credit; secured by
              230,240 shares of Gish Biomedical common
              stock, due on or before February 1, 1997             289,722

         10%  secured note payable;  secured by substantially
              all assets of the Company; due upon closing
              of the Asset Purchase Agreement (Note 10)                                600,000

         10% secured note payable; secured by 10,000
              shares of Gish Biomedical common stock                26,776

         10% unsecured notes payable; due July 1, 1996                                  92,500

         10.75% unsecured notes payable; due on or
              before August 5, 1996                                                      6,250
                                                                -----------         ----------

                                                                  1,554,235          1,947,975

         Less current portion                                      (329,362)          (710,237)
                                                                -----------         ----------

         Notes payable due after one year                        $1,224,873         $1,237,738
                                                                ===========         ==========


         Notes payable mature as follows:

                Year Ending
               September 30,
               -------------

                   1997                                         $   329,362
                   1998                                              14,405
                   1999                                           1,210,468
                                                                -----------

                                                                $ 1,554,235
                                                                ===========

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.   SHAREHOLDERS' EQUITY

     Issuance of Common Stock
     ------------------------

     In December, 1994, the Company issued 15,000 shares of common stock pursuant to an employment agreement with one of its officers (Note 7). Compensation expense of $30,000 was recognized in connection with the issuance of common stock.

     In May, 1995, the Company issued 76,000 shares of common stock to private parties resulting in net proceeds of $57,000.

     In 1996 and 1995, the Company issued 72,265 and 2,600 shares of common stock to employees pursuant to a compensation reduction agreement. Compensation expense of $36,132 and $1,300 was recognized in connection with the issuance of common stock.

     Convertible Preferred Stock
     ---------------------------

     The Company's Certificate of Incorporation permits the Board of Directors to issue convertible preferred stock with such conversion rates, rights, privileges and preferences as the Board may determine.

     In December, 1994, the Company issued 60,000 shares of $.01 par convertible preferred stock pursuant to an employment agreement with one of its officers (Note 7). Management has determined that the market value of the convertible preferred stock approximated the par value of those shares. The preferred stock is convertible into an equal number of common shares upon the completion of certain revenue objectives set for the Company.

     Warrants
     --------

     Between February 28, 1995 and May 2, 1995, the Company executed $200,000 of short-term notes payable. As additional consideration for the loans, the Company issued warrants for the purchase of 100,000 shares of Common stock. The warrants are exercisable until March 1, 1998 at $.35 per share. The market value was estimated at or below the strike price and accordingly no interest expense or additional paid in capital was recorded.

     In May, 1995, warrants for the purchase of 20,000 shares of Common stock were issued for services rendered. 10,000 shares were exercisable at $1.50 per share and 10,000 were exercisable at $.75 per share. The difference between the exercise price and the stock's fair market value, $7,500, was recognized as an operating expense for the year ended September 30, 1995. Additional paid-in-capital was increased by a corresponding amount to reflect the issuance of the warrants. The warrants expire on May 31, 1998.

     In June 1995, as consideration for restructuring a loan in default, warrants for the purchase of 46,250 shares of common stock were issued with an exercise price of $.35 per share. Market value of the shares was estimated to be at or below the exercise price and accordingly no interest expense or additional paid in capital was recorded.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.  COMMITMENTS

     Obligations to Selling Agent
     ----------------------------

     In exchange for investment banking services, the Company entered into an exclusive five-year agreement, ending June 1998, with a selling agent. Under the agreement, the Selling Agent is entitled to a consulting fee of $2,000 per month. The selling agent is entitled to a fee ranging from 2 to 10 percent of the funds received by the Company pursuant to borrowing agreements, joint ventures, mergers, sales or acquisitions with parties introduced by the Selling Agent. The selling agent also received a five-year option to purchase 10 percent of the outstanding common stock, warrants and options of the Company at a purchase price equal to 10 percent of the net book value of the Company as of May 31, 1993. The Company also agreed to provide the selling agent with one seat on the Board of Directors.

     In September 1995, the Selling Agent agreed to terminate his rights and obligation under the agreement.

     Compensation Agreements
     -----------------------

     The Company has entered into a five-year employment agreement with the President of the Company. The agreement expires in July 1997. In addition to annual compensation, the agreement provides for additional incentive compensation equal to one percent of net revenues.

     Effective October 1, 1994, the Company entered into an employment agreement with one of its officers, which extends through September 30, 1996. In addition to annual compensation, this agreement provided for the issuance of 15,000 shares of common stock and 60,000 shares of convertible preferred stock (Note 6).

8.   CONTINGENCIES

     A claim has been asserted against the Company for $250,000 as a penalty for not proceeding with a sale of assets pursuant to a letter of intent dated August, 1995. The Company believes it is entitled to damages from the other party in an as yet undetermined amount. Management intends to vigorously contest this claim. The outcome of this matter cannot be reasonably determined at this time.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   CONTINGENCIES (Continued)

     As discussed in Note 10, from September 13, 1995 through April 17, 1996, the Company's manufacturing operations were operated for the benefit of Gish Biomedical, Inc. (Gish). In connection with this arrangement, Gish forwarded operating advances totaling $375,193 to the Company which were secured by 10,000 shares of Gish stock due to the Company on April 17, 1996. The Company has offset losses incurred during the period that its operations were for the benefit of Gish totaling $348,417 against the advances resulting in owing a net amount of $26,776. Gish has disputed the Company's loss calculation and maintains the Company is obligated for amounts in excess of $84,000. Management believes that it has correctly calculated the amounts due to Gish and intends to vigorously contest Gish's dispute. The outcome of this matter cannot be reasonably determined at this time.

9.   INCOME TAXES

     Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at September 30, 1996 and 1995, consisted of the following:

                                                    1996              1995
                                                 ----------       -----------

         Tax effects of carryforward benefits    $  644,000       $ 1,304,000

         Less:  valuation allowance                (644,000)       (1,304,000)
                                                 ----------       ----------

         Net deferred tax asset                  $        -       $        -
                                                 ==========       ===========

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate as follows:

                                                      1996            1995
                                                   ---------        -----------

         Tax expense(benefit) at statutory rates   $ 533,904        $ (580,711)

         Increase(decrease) in valuation allowance  (533,904)          580,711
                                                   ---------       -----------

                                                   $       -       $         -
                                                   =========       ===========

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.   INCOME TAXES (Continued)

     The Company has available net operating loss carryforwards of $3,449,000 and $1,699,000 to offset Federal and State income taxes, respectively. The carryforwards expire primarily in 2009 thru 2011.

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

10.  DISCONTINUED OPERATIONS

     On September 13, 1995, the Company entered into an agreement with Gish Biomedical, Inc. (Gish) to sell substantially all of its operating assets and technology for $600,000 in cash and shares of Gish common stock valued at $2,000,000. Upon closing, April 17, 1996, the Company entered into a one-year lease with Gish for the portion of the building which the Company used in its manufacturing operations.

     Net assets of discontinued operations at September 30, 1995 consisted of the following:

                  Inventory                                  $  221,270
                  Manufacturing equipment, net of
                    accumulated depreciation of $195,060        390,193
                  Office furniture, net of accumulated
                    depreciation of $44,059                      52,985
                  Other assets                                   16,509
                                                             ----------

                                                             $  680,957
                                                             ==========

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.  DISCONTINUED OPERATIONS (Continued)

     Summary results of operations of discontinued operations for the year ended September 30, 1996 and 1995 are as follows:

                                            1996                    1995
                                         -----------            -----------

         Sales                                                   $  806,637
                                         -----------             ----------

         Cost of sales                                              453,702
         Research and development                                   413,559
         Selling expenses                                           492,137
         General and administrative
                  expenses               $   217,500                966,114
                                         -----------             ----------

                                             217,500              2,325,512
                                         -----------             ----------

         Loss from discontinued
                  operations             $   217,500             $1,518,875
                                         ===========             ==========


     Under terms of the agreement, from September 13, 1995 through the closing date, the Company's manufacturing operations were operated for the benefit of Gish.

     At September 30, 1995, the Company owed Gish $600,000 in the form of a secured note (Note 5). In accordance with the terms of the agreement, the Company retired $250,000 of notes payable, $150,000 of delinquent payroll tax deposits, and paid current payroll and vendor payables with the proceeds of the $600,000 note. The notes retired matured on September 1, 1995.

     Cash, accounts receivable, the building housing the Company's operations and land with a net book value of $1,912,885 were excluded from the sale. The agreement does not provide for the assumption of any of the Company's liabilities by Gish.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company adopted SFAS 107, Disclosures About Fair Value of Financial Instruments, October 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and of the factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 1996:

     Cash: For cash, the carrying amount is estimated to be fair value.

     Investment securities: For investment securities, fair values are based on quoted market prices, where available.

     Notes payable: For notes payable, fair values are estimated based on the discounted present values of the note balance using current interest rates.

     The estimated fair values of the Company's financial instruments are as follows:


                                                   September 30, 1996
                                               ---------------------------
                                                 Carrying          Fair
                                                  Amount           Value
                                               ----------       ----------

         Financial assets:
           Cash                                $    5,912       $    5,912
           Investment securities                1,771,771        1,771,771
                                               ----------       ----------

                                               $1,777,683       $1,777,683
                                               ==========       ==========

         Financial liabilities:
           Notes payable                       $1,554,235       $1,554,235
                                               ==========       ==========

Item 8 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
            -------------------------------------------------------------------

     There have been no changes in or disagreements with the Company's accountants requiring disclosure under Item 304 of Regulation S-B.


                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) in the Exchange Act.

     The executive officers and directors of the Company are as follows:


    NAME                          AGE                      POSITION

Mark A. Davies                     51                  Chairman of the Board

Ron Gangemi                        54                  CEO and Director

John E. Hart                       57                  Secretary and Treasurer

Eric P. Neibart                    42                  Director


     Each director is elected for a period of one year and serves until his or her successor is duly elected by the stockholders. The Board of Directors has no committees.

     The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

     Mark A. Davies has been a director of the Company since June 1993 and Chairman of the Board of Directors since January 1994. From June 1984 to May 1988, Mr. Davies was employed by Codex Corporation, a division of Motorola Corporation, where he became a vice president and general manager of product development. From June 1988 to February 1995, Mr. Davies was an executive officer of ShipNet Systems, Inc., a Chicago, Illinois based company engaged in shipment management information systems. Since February 1995, Mr. Davies has been a director in the Corporate Strategy office of Motorola Corporation. Mr. Davies holds B.S. and M.B.A. degrees from the University of Waterloo.

     Ronald J. Gangemi has been the Chief Executive Officer and a director of the Company since he founded it in July 1992. From 1990 to 1991, he was President, and subsequently from 1991 to 1992 he was General Manager of Manufacturing, of Fergy Corp., ("Fergy") a developer and manufacturer of medical products. In February 1991 Fergy was acquired by Keller Medical, Inc. ("Keller") and Mr. Gangemi became General Manager for one of Keller's divisions in April 1991, serving until March 1992. Mr. Gangemi and Keller subsequently became involved in litigation with each other. See "Business-Litigation". From 1985 to 1990, he was Vice President-Research and Development for Healthtek, Inc.

     John E. Hart has been general counsel to the Company since October 1993 and has been its Secretary and Treasurer since June 1994. From 1985 to 1994 he was engaged in the private practice of law. Mr. Hart holds a J.D. degree from the University of Southern California and a B.A. degree from the University of Redlands.

     Eric B. Neibart, M.D., has been a director of the Company since November 1993 and has been engaged in the private practice of medicine, specializing in infectious disease and internal medicine, since 1985. He graduated from New Jersey Medical School.

     Mr. Hart and Mr. Gangemi each failed to file one Form 4 to report receipt of 12,139 and 14,843, respectively, shares of Common Stock on May 31, 1996, in lieu of deferred salary. Both Mr. Hart and Mr. Gangemi failed to file the appropriate Form 4s as a result of inadvertence. They each filed timely Form 5s reporting the transactions.

Item 10  Executive Compensation
         -----------------------

     The following table sets forth remuneration paid to certain executive officers for the fiscal years ended September 30, 1995 and September 30, 1996, respectively:

                                                                                        Long-Term Compensation
                                                                           -----------------------------------------
                                          Annual Compensation                          Awards             Payouts
                                       -----------------------------------------------------------------------------
                                                                   Other     Restricted    Securities       LTIP     All Other
   Name and Principal                                             Annual       Stock       Underlying     Payouts      Comp.
        Position              Year      Salary ($)    Bonus        Comp.     Awards ($)      Options
                                                       ($)          ($)                        (#)          ($)         ($)
--------------------------------------------------------------------------------------------------------------------

Ronald J. Gangemi,            1995        102,469       0            0           0              0            0           0
C.E.O.                        1996         85,273       0            0           0              0            0           0


John E. Hart,                 1995        89,428        0            0           0              0            0           0
Secretary/Treasurer           1996        71,844        0            0           0              0            0           0



     Mr. Gangemi's five-year employment agreement effective July 1, 1992 provides for an annual salary of $110,000 and a bonus equal to 1% of the net sales of the Company through June 30, 1997. Mr. Hart's two-year employment agreement effective October 1, 1994 providing for an annual salary of $96,000 expired and he has been providing services on a consulting basis. Salary accruing during the period September 13, 1995 through April 17, 1996 was reimbursed to the Company by Gish. From April 17, 1996 through September 30, 1996 salary was paid directly by Gish. Mr. Gangemi has submitted a billing for $7,000 for services he rendered to CMD during the period May 1, 1996 through November 25, 1996. Mr. Hart is being paid a total of $17,500 for his services to the Company from May 1, 1996 through December 31, 1996 and he will be a full time employee for the period January 1, 1997 through March 31, 1997 under the same terms as his employment contract.


     The Company's nonsalaried directors receive $500 for each Board meeting attended together with reimbursement for out-of-pocket expenses in attending Board meetings.

Item 11  Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of the date hereof, by (I) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and
(iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

   Name and Address of                Number of
 Beneficial Owner(1)(3)             Shares Owned             Percent of Class
 ----------------------             ------------             ----------------

 Mark A. Davies (3)                     25,000                      1.2%
 870 Gold Flat Road
 Nevada City, CA 95959

 Ronald J. Gangemi (2)                 447,788                     21.5%
 870 Gold Flat Road
 Nevada City, CA 95959

 Eric P. Neibart (3)                    22,500                      1.1%
 870 Gold Flat Road
 Nevada City, CA 95959

 All officers and directors            507,427                     24.3%
 as a group (4 persons)


----------
(1) Assumes no exercise or conversion of (I) common stock purchase warrants and underwriter's warrants issued in conjunction with the Company's 1994 public offering, outstanding warrants, options or other commitments of the Company that are convertible into or exercisable for shares of Common Stock, except that Common Stock obtainable by persons named in the above table upon exercise of options is deemed outstanding and beneficially owned by such persons in calculating their percentage ownership; or (ii) the Class A Preferred Stock.

(2) Includes shares owned by Mr. Gangemi's spouse and children. Does not include 810,000 shares of Class A Preferred Stock held by Mr. Gangemi and his spouse convertible into an equal number of shares of Common Stock contingent upon the Company achieving certain levels of gross revenues or net income.

(3) Includes options held by Messrs. Davies and Neibart to purchase 17,500 shares each under the Company's Incentive Stock Option Plan.

Item 12  Certain Relationships and Related Transactions
         ----------------------------------------------

     Between February 28 and May 2, 1995, the Company borrowed, on short term notes, a total of $200,000 from four investors, including $25,000 from Mr. Gangemi. The interest on the Gangemi loan was at the rate that he was required to pay the bank from which he borrowed the funds to make the loan. The interest on the other $175,000 was at 10% per annum. As additional consideration for the loans, the lenders received, pro rata, warrants to purchase a total of 100,000 shares of the Company's common stock, exercisable until March 1, 1998, at $.35 per share.

     In June, 1995, as consideration for restructuring a $92,500 loan in default, warrants, exercisable until March 1, 1998, for the purchase of 46,250 shares of common stock were issued with an exercise price of $.35.

     On December 10, 1994, Mr. Hart entered into a two-year employment contract with the Company effective October 1, 1994, providing for an annual salary of $96,000 and issuance of 15,000 shares of Common stock and 60,000 shares of Series A Preferred stock. One half of the Series A Preferred stock is subject to forfeiture in the event Mr. Hart does not meet his agreed performance objectives.

     Management is of the opinion that all transactions described above between the Company and its officers, directors or stockholders were on terms at least as fair to the Company as had the transactions been concluded with an unaffiliated party. All material transactions effected in the future between the Company and its officers, directors and principal stockholders will be subject to approval by a majority of the Company's outside directors not having an interest in the transaction.


Item 13  Exhibits and Reports on Form 8-K
         ---------------------------------

     a. The Exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report.

     b. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

Index of Exhibits:

   Exhibit #     Description
   ---------     -----------

   1.01     Form of Underwriting Agreement with Oak Ridge Investments, Inc. (1)

   1.02     Form of Selected Dealers Agreement (1)

   1.03     Form of Representative's Warrant (1)

   1.04     Consulting Contract (1)

   2.01     Certificate of Incorporation of the Registrant (1)

   2.02     Bylaws of the Registrant (1)

   2.03     Migratory Merger Agreement (1)

   2.04     Bylaws of the Registrant as amended December 10, 1994 (1)

   4.01     Form of Warrant Agreement (1)

   5.01 Opinion of John Hart, Esq., regarding legality of the Common Stock and Warrants (includes Consent) (1)

   10.01    Incentive Stock Option Plan (1)

   10.02    Employment Agreement (Mr. Gangemi) (1)

   10.03    Agreement with LBI general partnership (1)

   10.04    Employment Agreement (Mr. Hart) (2)

   10.05 Gish Biomedical, Inc. Asset Purchase Agreement, dated September 13, 1995 (4)

   11.01    Statement of Computation of Per Share Loss (1)

   11.02    Statement of Computation of Per Share Loss (1)

   11.03    Statement of Computation of Per Share Loss (1)

 Exhibit #    Description
 ---------    -----------

   11.04    Statement of Computation of Per Share Loss (2)

   24.01    Consent of Perry-Smith & Co. (1)

   24.02    Consent of John Hart, Esq. (See 5.01, above.) (1)

   24.03    Consent of Gary A. Agron (1)

   24.04    Consent of Perry-Smith & Co. (1)

   24.05    Consent of Perry-Smith & Co. (1)

   24.06    Consent of Perry-Smith & Co. (1)

   24.07    Consent of Perry-Smith & Co. (3)

   27.01    Financial Data Schedule September 30, 1996

(1) Previously filed as part of the Company's SB-2 Registration Statement filed on February 11, 1994, as amended and effective on May 13, 1994.

(2) Previously filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

(3) Previously filed as an Exhibit to the Company's Post Effective Amendment No. 1 to Form SB- 2 Registration Statement filed on March 10, 1995 and effective on March 28, 1995.

(4) Previously filed as an Exhibit to the Company's Preliminary Proxy Statement filed October 24, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Creative Medical Development, Inc.
                                         ---------------------------------------
                                                      (Registrant)

                                         By:  /S/  RON GANGEMI
                                            ------------------------------------
                                                (Signature and Title)
                                            Ron Gangemi, CEO & Director

                                         Date:  January 13, 1997
                                               ---------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By:  /S/  JOHN E. HART
                                            ------------------------------------
                                                (Signature and Title)
                                             John E. Hart, Treasurer & Secretary

                                         Date:  January 13, 1997
                                               ---------------------------------


                                         By:  /S/  MARK A. DAVIES
                                             -----------------------------------
                                                  (Signature and Title)
                                             Mark A. Davies, Director

                                         Date:  January 13, 1997
                                               ---------------------------------
                                      -13-