Form 10QSB
period 1996-12-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-02-19
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

 X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

        For the quarterly period ended    December 31, 1996
                                          ------------------

---     Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from                  to
                                        ---------------    ------------------

         Commission file number Securities Act Registration No. 33-75276
                                ----------------------------------------

                       Creative Medical Development, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                     68-0281098
-------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   870 Gold Flat Road, Nevada City, CA 95959
                   -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (916) 478-0740
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes      No
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,084,745 Common Shares and 810,000 Series A Preferred Shares all at $.01 par value were outstanding as of January 31, 1997.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      INDEX


PART I.           FINANCIAL

   Item 1.  Financial Statements

              Unaudited Consolidated Balance Sheets......................   1

              Unaudited Consolidated Statements of Operations............   2

              Unaudited Consolidated Statements of
              Shareholders' Equity.......................................   3

              Unaudited Consolidated Statements of Cash Flows............   4

              Notes to Unaudited Consolidated Financial
              Statements.................................................   5

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............   6


PART II.     OTHER INFORMATION...........................................   7

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...............................................................   8

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS
                                     ------

Current Assets                                     1996            1995
--------------                                     ----            ----

 Cash                                           $     9,414     $         -
 Accounts Receivable, less
   allowance for doubtful accounts;                   9,422         232,907
 Investment securities                            1,771,771
 Net assets of discontinued operations                              774,910
 Net assets held for sale                         1,186,759       1,215,579
                                                -----------     -----------
        Total assets                            $ 2,977,366     $ 2,223,396
                                                ===========     ===========


                                 LIABILITIES AND
                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Current Liabilities
-------------------

  Bank overdraft                                $         -     $    57,175
  Notes payable due within one year                 351,824         787,406
  Accounts Payable                                   49,332         223,846
  Accrued liabilities                                                35,295
                                                -----------     -----------
         Total current liabilities                  401,156       1,103,722

Notes payable due after one year                  1,221,792       1,234,995
                                                -----------     -----------

         Total  liabilities                       1,622,948       2,338,717
                                                -----------     -----------

Shareholders' equity:
  Convertible Preferred stock; $.01 par value;
    5,000,000 shares authorized;
    December 31, 1995, shares outstanding:
    810,000 in 1996 and 1995                          8,100           8,100
  Common stock;  $.01 par value;  10,000,000
    shares authorized; shares outstanding:
    2,084,745 and 2,046,159 in 1996 and
    1995 respectively                                20,847          20,461
Additional paid-in capital                        4,837,533       4,818,626
Unrealized loss on available-for
    sale investment securities                     (228,229)
Accumulated equity (deficit)                     (3,283,833)    (4,962,508)
                                                -----------     ----------

          Total shareholders' equity              1,354,418       (115,321)
                                                -----------     ----------

                                                 $2,977,366     $2,223,396
                                                 ==========     ==========







    The accompanying notes are an integral part of these financial statements.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        For The Quarters Ended December 31, 1996 and December 31, 1995



                                                         1996          1995
                                                         ----          ----

Assets held for sale
  Gain (Loss) from operations of
   assets held for sale                                 $ 16,964      $ (18,912)

Discontinued operations
  Loss from discontinued operations                      (41,499)       (31,017)
                                                        --------      ---------

Net loss                                                $(24,535)     $ (49,929)
                                                        ========      =========

Net loss per share                                      $  (0.01)     $   (0.01)
                                                        ========      =========

Shares used in computations                            2,084,745      2,046,159
                                                       =========      =========

















   The accompanying notes are an integral part of these financial statements.

                                    CREATIVE MEDICAL DEVELOPMENT, INC.
                             UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               For The Quarters Ended December 31, 1996 and 1995

                                                                                                            Unrealized
                                                                                                               Loss
                                                                                                           on Available-   Total
                                  Preferred Stock           Common Stock       Additional                    for-Sale   Sharholders'
                                ------------------     ----------------------    Paid-in      Accumulated   Investment     Equity
                                 Shares     Amount      Shares        Amount    Capital        Deficit      Securities   (Deficit)
                                 ------     ------      ------        ------    -------        -------      ----------   ---------

Balances, September 30, 1995    810,000     $ 8,100    2,012,480    $ 20,125   $4,802,123    $(4,912,579)    $      -    $  (82,231)
   Issuance of common stock
    for services                                          33,679         336       16,503                                    16,839
   Net loss                                                                                      (49,929)                   (49,929)
                                -------     -------    ---------    --------   ----------    -----------     --------    ----------
Balances, December 31, 1995     810,000     $ 8,100    2,046,159    $ 20,461   $4,818,626    $(4,962,508)    $      -    $ (115,321)
                                -------     -------    ---------    --------   ----------    -----------     --------    ----------

   Issuance of common stock
    for services                                          38,586         386       18,907                                    19,293
   Unrealized loss on
    available-for-sale
    investment securities,
    net of taxes                                                                                              (228,229)    (228,229)
   Net income                                                                                   1,703,210                 1,703,210
                                -------     -------    ---------     --------    ----------    -----------     --------    ---------


Balances, September 30, 1996    810,000     $ 8,100    2,084,745    $  20,847   $4,837,533    $(3,259,298)   $(228,229)  $1,378,953

   Net loss                                                                                       (24,535)                  (24,535)
                                -------     -------    ---------     --------   ----------    -----------    ---------   ----------

Balances, December 31, 1996     810,000     $ 8,100   2,084,745     $  20,847   $4,837,533    $(3,283,833)   $(228,229)  $1,354,418
                                =======     =======   =========     =========   ==========    ===========    =========   ==========




                                The accompanying notes are an integral part of these financial statements.


                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Quarters Ended December 31, 1996 and December 31, 1995




                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
  Net loss                                              $(24,535)    $ (49,929)
  Reconciliation to net cash used
   for operating activities:
    Depreciation and amortization                          8,020         8,950
Issuance of common stock for services                                   16,839
    Changes in assets and liabilities:
        Accounts receivable                                              9,084
        Net assets of discontinued operations                           (3,471)
        Accounts payable                                   7,783       (17,169)
        Accrued liabilities                               (6,501)      (19,887)
                                                        --------      --------

  Net cash used for operating activities                 (15,232)      (55,583)
                                                        --------      --------

Cash flows from investing activities:
  Acquisition of property and equipment                     (646)
                                                        --------      --------

Cash flows from financing activities:
   Bank overdraft                                                       57,175
  Issuance of notes payable                                22,462
  Repayment of notes payable                               (3,081)      (4,617)
                                                         --------     --------
  Net cash provided by financing activities                19,382       52,558
                                                         --------     --------

Increase (Decrease) in cash                                 3,502       (3,025)

Cash:
  Beginning of period                                       5,912        3,025
                                                         --------     --------

  End of period                                          $  9,414     $      0
                                                         ========     ========

Supplemental disclosure of cash flow information:
    Interest paid                                        $ 42,663     $ 35,833
                                                         ========     ========











   The accompanying notes are an integral part of these financial statements.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended September 30, 1996, included in the Company's Form 10-KSB.


(2) DISCONTINUED OPERATIONS

     On September 13, 1995, the Company entered into an agreement with Gish Biomedical, Inc. (Gish) to sell substantially all of its operating assets and technology for $600,000 cash and shares of Gish common stock valued at $2,000,000 (240,240 shares). Upon closing, April 17, 1996, the Company entered into a one year lease with Gish for the portion of the building which the Company currently occupied.

     Under terms of the agreement, from September 13, 1995, through the closing date, the Company's manufacturing operations were operated for the benefit of Gish. Accordingly, for the quarter ended December 31, 1995, net losses related to sales of approximately $219,310 and expenses of approximately $418,390 were offset against operating advances to the Company by Gish.

(3)  ASSETS HELD FOR SALE

     The real estate owned by the Company was not included in the Gish transaction. It is currently being operated as a commercial rental property and being offered for sale.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Results of Operations

     Because of the sale of assets to Gish, the Company had no manufacturing operations or sales during the quarter ended December 31, 1996.

     However, the company had general and administrative expenses in connection with the audit of its books for fiscal 1996, management of its real estate, accounting, corporate governance and compliance matters and the investigation and evaluation of corporate opportunities.

     All of the general and administrative expenses, $34,018, have been charged to discontinued operations. That amount with net interest expense related to the bank credit line represent the total amount shown as Loss from discontinued operations. From September 13, 1995 to the Closing, the Company's manufacturing business was being operated for the benefit of and at the risk of Gish. Accordingly, the operation of the manufacturing business through December 31, 1995, was accounted for as a discontinued operation and the results of operations were netted against operating funds advanced Gish. General and administrative expenses for the discontinued operations for the quarter ended December 31, 1995 were $31,017.

     Rental operations of the real estate are segregated from the discontinued operations and shown as operations of assets held for sale. Because two tenants paid their January 1997 rent in December, rental income for the quarter and rental operations profit are overstated by approximately $11,000. Because the building is fully occupied, there is a slight profit on rental operations compared to an $18,912 loss for the same quarter last year.

     Liquidity and Capital Resources

     Cash on hand and in money market investments at December 31, 1996 was $9,414 as compared to a bank overdraft of $57,175 at December 31, 1995.

     Because the Gish stock received at the closing of the Gish transaction was unregistered, the Company secured a bank credit line to pay delinquent accounts payable from the discontinued operations and fund the general and administrative expenses pending the registration of those securities. The registration of those securities became effective November 22, 1996. Since January 1, 1997, the Company has sold 41,500 shares of Gish stock at an average net price of $6.90 per share and has paid $200,000 principal on the bank credit line, leaving a balance of approximately $114,000. The Company expects to margin or liquidate additional Gish stock to pay the bank credit line and meet any immediate cash flow needs pending sale of the real estate and determination of the future business of the Company.

     The Company's stock is traded on the OTC Bulletin Board.





OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------
         Not applicable

Item 2. Changes in Securities
-----------------------------
         Not applicable

Item 3. Defaults on Senior Securities
-------------------------------------
         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
         Not applicable

Item 5. Other Information
-------------------------
         Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits
                  --------
                  27.02  Financial Data Schedule December 31, 1996

         (b)      Reports on Form 8-K
                  -------------------
                  Not applicable

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Creative Medical Development, Inc.

Registrant

2/17/97                                       /S/  RONALD J. GANGEMI
-------------------------                    -------------------------------
Date                                         Ronald J. Gangemi
                                             Chief Executive Officer

2/17/97                                      /S/  JOHN E. HART
--------------------------                   -------------------------------
Date                                         John E. Hart
                                               Treasurer