Form 10QSB
period 1997-03-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-05-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

    X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
   ---    act of 1934


         For the quarterly period ended    March  31, 1997

   ---   Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                 to
                                         ------------       ------------

         Commission file number Securities Act Registration No. 33-75276
                                                                --------

                       Creative Medical Development, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                      68-0281098
 ------------------------------                      ------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification NO.)


                   870 Gold Flat Road, Nevada City, CA 95959
                   -----------------------------------------
                    (Address of Principal Executive Offices)

(916) 478-0740                (Issuer's Telephone Number, Including Area Code)
----------------

               ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------        -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes            No
    -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,554,337 Common Shares and 622,065 Series B Preferred Shares all at $.01 par value were outstanding as of April 30, 1997.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      INDEX


PART I.           FINANCIAL

     Item 1. Financial Statements

                Unaudited Consolidated Balance Sheets...................  1

                Unaudited Consolidated Statements of Operations.........  2

                Unaudited Consolidated Statements of
                Shareholders' Equity....................................  3

                Unaudited Consolidated Statements of Cash Flows.........  4

                Notes to Unaudited Consolidated Financial
                Statements..............................................  5

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations............  6


PART II.     OTHER INFORMATION..........................................  7

    Item 1.    Legal Proceedings

    Item 2.    Changes in Securities

    Item 3.    Defaults Upon Senior Securities

    Item 4.    Submission of Matters to a Vote of Security Holders

    Item 5.    Other Information

    Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES.............................................................   8

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                            March 31, 1997 and 1996

                       ASSETS
                       ------

Current Assets                                          1997           1996
--------------                                      -----------    -----------

 Cash                                               $     4,905    $      --
 Accounts receivable, less allowance
   for doubtful accounts;                                   --         121,196

 Investment securities                                1,469,084

 Net assets of discontinued operations
                                                                       807,873
 Net assets held for sale                             1,178,739      1,205,128
                                                    -----------    -----------

     Total assets                                   $ 2,652,728    $ 2,134,197
                                                    ===========    ===========

                 LIABILITIES AND
            SHAREHOLDERS' EQUITY (DEFICIT)
            ------------------------------

Current Liabilities

 Bank overdraft                                     $      --      $    13,006
 Notes payable due within one year                      134,640        651,108
 Accounts payable                                        32,418        358,951
 Accrued liabilities                                                    41,116
                                                    -----------    -----------
          Total current liabilities                     167,058      1,064,181

Notes payable due after one year                      1,218,623      1,234,060
                                                    -----------    -----------

          Total liabilities                           1,385,681      2,298,241
                                                    -----------    -----------

Shareholders' equity:
 Convertible  Preferred stock; $.01 par value;
  5,000,000 shares  authorized;  shares
  outstanding:
  810,000 in 1997 and 1996                                8,100          8,100
 Common stock; $.01 par value; 10,000,000 shares
  authorized; shares outstanding: 2,108,145 and
  2,046,159 in 1997 and 1996 respectively                21,081         20,461
Additional paid-in capital                            4,843,149      4,818,626
Unrealized loss on available-for-sale
 investment securities                                 (182,629)
Accumulated deficit                                  (3,422,653)    (5,011,231)
                                                    -----------    -----------

          Total shareholders' equity (deficit)        1,267,048       (164,044)
                                                    -----------    -----------
                                                    $ 2,652,728    $ 2,134,197
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                         CREATIVE MEDICAL DEVELOPMENT, INC.
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              For The Six Months Ended March 31, 1997 and March 31, 1996


                                                 Six Months Ended                        Three Months Ended
                                                      March 31,                                March 31,
                                               1997               1996                   1997               1996
                                            -----------        -----------           -----------        -------------
Assets held for sale
 Loss  from operations
 of assets held for sale                    $   (19,589)       $   (30,069)          $   (36,553)       $     (11,157)
Discontinued operations
 Loss from discontinued operations             (143,766)           (68,583)             (102,267)             (37,566)
                                            -----------        -----------           -----------        -------------
Net loss                                    $  (163,355)       $   (98,652)          $  (138,820)       $     (48,723)
                                            ===========        ===========           ===========        =============

Net loss per share

 Loss before
  discontinued operations                   $     (0.01)       $     (0.02)          $     (0.02)       $       (0.00)

 Loss from
  discontinued operations                   $     (0.07)       $     (0.03)          $     (0.05)       $       (0.02)
                                            -----------        -----------           -----------        -------------



Total loss per share                        $     (0.08)       $     (0.05)          $     (0.07)       $       (0.02)
                                            ===========        ===========           ===========        =============

Shares used in
 computations                                 2,108,145          2,046,159             2,108,145            2,046,159
                                            ===========        ===========           ===========        =============


                      The accompanying notes are an integral part of these financial statements.

                                                         2



                                             CREATIVE MEDICAL DEVELOPMENT, INC.
                                  UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     For The Quarters Ended March 31, 1997 and 1996

                                                                                                          Unrealized
                                                                                                              Loss
                                                                                                          on Available-
                                 Preferred Stock         Common Stock          Additional                  for-Sale      Total
                                ----------------     ----------------------     Paid-in     Accumulated   Investment   Shareholders'
                                Shares     Amount     Shares      Amount        Capital      Deficit      Securities Equity(Deficit)
                                ------     ------     ------      ------        -------      -------      ---------- ---------------

Balances, September 30, 1995    810,000    $ 8,100    2,012,480   $  20,125   $ 4,802,123   $(4,912,579)   $    --      $   (82,231)
 Issuance of common stock
  for services                                           33,679         336        16,503                                    16,839
 Net loss                                                                                       (98,652)                    (98,652)
                                -------     ------   ----------   ---------   -----------    -----------    ---------   -----------
Balances, March 31, 1996        810,000    $ 8,100    2,046,159   $  20,461   $ 4,818,626   $(5,011,231)   $    --      $  (164,044)
                                -------    -------   ----------   ---------   -----------    -----------    ---------   -----------
 Issuance of common stock
  for services                                           38,586         386        18,907                                    19,293
 Unrealized loss on available-
  for-sale investment
  securities,  net of taxes                                                                                  (228,229)     (228,229)
  Net income                                                                                  1,751,933                   1,751,933
                                -------     ------   ----------   ---------   -----------   -----------    ----------    ----------

Balances, September 30, 1996    810,000    $ 8,100    2,084,745   $  20,847   $ 4,837,533   $(3,259,298)   $ (228,229)  $ 1,378,953
 Issuance of common stock
  for services                                           23,400        234          5,616                                     5,850
Realized loss on available
  for-sale investment
  securities                                                                                                  45,600         45,600
  Net loss                                                                                     (163,355)                   (163,355)
                                -------    -------   ---------    ---------   -----------   -----------    ---------    ------------

Balances, March 31, 1997        810,000    $ 8,100    2,108,145   $  21,081   $ 4,843,149   $(3,422,653)   $(182,629)   $ 1,267,048
                                =======    =======   ==========   =========   ===========   ===========    =========    ===========


                              The accompanying notes are an integral part of these financial statements.






                          CREATIVE MEDICAL DEVELOPMENT, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Six Months Ended March 31, 1997 and March 31, 1996


                                                                 1997          1996
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss                                                    $(163,355)   $ (98,652)
  Reconciliation to net cash used for operating activities:
   Depreciation and amortization                                 16,041       17,900
Issuance of common stock for services                             5,850       16,839
Recognition of Unrealized Loss on Stock                          45,600
  Changes in assets and liabilities:
      Accounts receivable                                         9,422      120,795
      Net assets of discontinued operations                                  (99,366)
      Notes payable                                            (194,722)
      Accounts payable                                          (10,277)      47,320
      Accrued liabilities                                        (5,356)     (14,066)
                                                              ---------    ---------
  Net cash used for operating activities                       (296,797)      (9,230)
                                                              ---------    ---------

Cash flows for investing activities:
  Sale of investments                                           302,686
  Acquisition of property and equipment                            (646)
                                                              ---------    ---------
  Net cash provided by investing activities                     302,040         --
                                                              ---------    ---------

Cash flows from financing activities:
  Bank overdraft                                                              13,006
  Repayment of notes payable                                     (6,250)      (6,801)
                                                              ---------    ---------
  Net cash provided by financing activities                      (6,250)       6,205
                                                              ---------    ---------
Decrease in cash                                                 (1,007)      (3,025)

Cash:
  Beginning of period                                             5,912        3,025
                                                              ---------    ---------
  End of period                                               $   4,905    $       0
                                                              =========    =========

Supplemental disclosure of cash flow information:
  Interest paid                                               $  84,188    $  75,969
                                                              =========    =========


      The accompanying notes are an integral part of these financial statements.


                                          4

                       CREATIVE MEDICAL DEVELOPMENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended September 30, 1996, included in the Company's Form 10-KSB.

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

     Under terms of the agreement, from September 13, 1995, through the closing date, the Company's manufacturing operations were operated for the benefit of Gish. Accordingly, for the quarter ended March 31, 1996, net losses related to sales of approximately $48,990 and expenses of approximately $198,377 were offset against operating advances to the Company by Gish.

(3) ASSETS HELD FOR SALE

     The real estate owned by the Company was not included in the Gish transaction. It is currently being operated as a commercial rental property and being offered for sale.

(4) SUBSEQUENT EVENTS

     On April 17, 1997, the Company entered into a definitive Merger Agreement and Plan of Reorganization ("Merger Agreement") among the Company, its wholly owned subsidiary OMNI Acquisition, Inc., formed specifically for the transaction, and OMNI International Rail Products, Inc.("OMNI"). The merger and reorganization closed according to its terms and became effective on April 30, 1997. Pursuant to the terms of the Merger Agreement, the Company has issued 3,446,192 shares of its common stock and 352,065 shares of its Series B preferred stock to the former OMNI shareholders; further, the holders of all 810,000 shares of Series A preferred stock exchanged them for 270,000 shares of Series B preferred stock.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Background
     ----------

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

     Results of Operations
     ---------------------

     Because of the sale of assets to Gish, the Company had no manufacturing operations or sales during the quarter ended March 31, 1997.

     However, the company had general and administrative expenses in connection with the audit of its books for fiscal 1996, management of its real estate, accounting, corporate governance and compliance matters and the investigation and evaluation of corporate opportunities.

     All of the general and administrative expenses, approximately $125,000, have been charged to discontinued operations. That amount with net interest expense related to the bank credit line and loss on the sale of Gish stock represents the total amount shown as Loss from discontinued operations. From September 13, 1995 to the Closing, the Company's manufacturing business was being operated for the benefit of and at the risk of Gish. Accordingly, the operation of the manufacturing business through March 31, 1996, was accounted for as a discontinued operation and the results of operations were netted against operating funds advanced by Gish. General and administrative expenses for the discontinued operations for the quarter ended March 31, 1996 were $32,849.

     Rental operations of the real estate are segregated from the discontinued operations and shown as operations of assets held for sale. Because two tenants paid their January 1997 rent in December, rental income for the quarter is understated by approximately $11,000. In addition, property taxes of approximately $15,500 and utilities, repair and maintenance expenses of approximately $16,000 were incurred or adjusted to more accurately reflect the real estate operating costs. The result is a loss of $36,553 on the real estate held for sale for the quarter ended March 31, 1997, compared to an $11,157 loss for the same quarter last year.

     Liquidity and Capital Resources
     -------------------------------

     Cash on hand and in money market investments at March 31, 1997 was $4,905 as compared to a bank overdraft of $13,006 at March 31, 1996.

     Because the Gish stock received at the closing of the Gish transaction was unregistered, the Company secured a bank credit line to pay delinquent accounts payable from the discontinued operations and fund the general and administrative expenses pending the registration of those securities. The registration of those securities became effective November 22, 1996. During the quarter ended March 31, 1997, the Company sold 48,000 shares of Gish stock and drew a total of $95,000 on its margin account in which the Gish stock is held to pay off the bank credit line and fund working capital needs. The Company expects to margin or liquidate additional Gish stock to meet any immediate cash flow needs pending sale of the real estate and consolidation with OMNI.

     On April 17, 1997, the Company entered into a definitive Merger Agreement and Plan of Reorganization ("Merger Agreement") among the Company, its wholly owned subsidiary OMNI Acquisition, Inc., formed specifically for the transaction, and OMNI International Rail Products, Inc.("OMNI"). The merger and reorganization closed according to its terms and became effective on April 30, 1997. Pursuant to the terms of the Merger Agreement, the Company has issued 3,446,192 shares of its common stock and 352,065 shares of its Series B preferred stock to the former OMNI shareholders; further, the holders of all 810,000 shares of Series A preferred stock exchanged them for 270,000 shares of Series B preferred stock.

     The Company's stock is traded on the OTC Electronic Bulletin Board.

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

Item 2. Changes in Securities
-----------------------------
         Not applicable

Item 3. Defaults on Senior Securities
-------------------------------------
         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
         Not applicable

Item 5. Other Information
-------------------------

     See Note (4) to Financial Statements above concerning merger transaction.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits
                  ---------
                  27.03 Financial Data Schedule - March 31, 1997.

         (b)      Reports on Form 8-K
                  --------------------
                  Not applicable


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Creative Medical Development, Inc.
----------------------------------

Registrant


April 30, 1997                                         /s/  RONALD J. GANGEMI
---------------                                        -------------------------
Date                                                   Ronald J. Gangemi
                                                       Chief Executive Officer


April 30, 1997                                         /s/  JOHN E. HART
---------------                                        -------------------------
Date                                                   John E. Hart
                                                       Treasurer