Form 10KSB
period 1997-04-30
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-08-13
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB


         (Mark One)

--- ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                            For the fiscal year ended

 X       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 [No Fee Required]

          For the transition period from May 1, 1996 to April 30, 1997
                                         -----------------------------

                         Commission file number 33-75276
                                                --------

                       Creative Medical Development, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                       68-0281098
 ------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



  975 SE Sandy Blvd. Portland, Oregon                         97214
---------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)

(Issuer's Telephone Number (503) 230-8034
                            -------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered

--------------------------------     -------------------------------------------

--------------------------------     -------------------------------------------

--------------------------------     -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

  Warrants to purchase Common Stock $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of class)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------        -------

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-KSB
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED April 30, 1997

PART I   Item 1.  Description of Business ...........................       1

         Item 2.  Description of Property ...........................       5

         Item 3.  Legal Proceedings .................................       5

         Item 4.  Submission of Matters to a Vote of Security Holders       6

PART II  Item 5.  Market for Common Equity
                  and Related Stockholder Matters.....................      6

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................      7

         Item 7.  Financial Statements
                  Independent Auditor's Report........................    F-1
                  Consolidated Balance Sheets.........................    F-2
                  Consolidated Statements of Operations...............    F-3
                  Consolidated Statements of Stockholders'
                  Equity..............................................    F-4
                  Consolidated Statements of Cash Flows...............    F-5
                  Notes to Consolidated Financial Statements..........    F-7

         Item 8.  Changes In And Disagreements With Accountants On
                  Accounting And Financial Disclosure.................     11

PART III Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with Section
                  16(a) in the Exchange Act..........................      11

         Item 10. Executive Compensation ............................      14

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.....................................      14

         Item 12. Certain Relationships and Related Transactions ....      16

         Item 13. Exhibits and Reports on Form 8-K ..................      17

Index of Exhibits ...................................................      17

Signatures ..........................................................      20

                                     PART I
                                     ------

Item 1.  Description of Business:
         -----------------------

         Introduction
         ------------

          Creative Medical Development, Inc. (the "Company") was incorporated in the state of California on July 20, 1992 and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

          On September 13, 1995, the Company entered into an Asset Purchase Agreement with Gish Biomedical, Inc. ("Gish") for sale of the EZ Flow Pump technology and product line. Under its terms, substantially all of the Company's manufacturing related assets (with a net book value of $680,957) were sold for $600,000 cash and $2,000,000 of Gish Stock (240,240 shares). Pursuant to the terms of the agreement, operation of the EZ Flow business was transferred to Gish as of September 13, 1995 and the sale closed April 17, 1996.

          On April 17, 1997, the Company entered into an agreement for merger and reorganization with OMNI International Rail Products, Inc., ("OMNI") a privately held company in the business of manufacturing and distributing premium rail crossing surface products in the United States and internationally. The agreement provided for the merger of OMNI with a wholly owned subsidiary of the Company formed for the purposes of the transaction. Subject to certain adjustments, the Company was valued at $2,000,000 and OMNI was valued at $4,000,000.

          OMNI was an Oregon corporation formed in 1994 to acquire the OMNI premium crossing business from Reidel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became the directors of the Company and the subsidiary.

          The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30, 1997 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results.

          Products
          --------

          OMNI designs, engineers, manufactures, markets and installs premium rail crossing surface products for the U.S. and international markets. OMNI's products cover the full spectrum of premium crossings which includes crossings manufactured from recycled rubber, virgin rubber, reinforced concrete and a combination of rubber and concrete.

          OMNI's products are approved by all major North American Class 1 railroads, such as Burlington Northern-Santa Fe and Union Pacific and many foreign railroads.

          Rail Crossing Market
          --------------------

          Grade crossings are an important part of the transportation infrastructure wherever rail and road traffic intersect. Premium crossings made from recycled rubber, virgin rubber or reinforced concrete provide a smooth, safe and quiet means for vehicles to quickly pass over railroad tracks. The choice of rubber or concrete depends on the application and is primarily a matter of customer preference. The longer life of rubber or concrete premium crossing surfaces significantly reduce maintenance costs compared to the traditional surfaces of timber or asphalt.

          Many major U.S. railroads have recently moved from solid rubber crossings to concrete crossings with rubber next to the rail. This trend has accelerated over the past several years as a result of industry consolidation. It is now estimated that the installation of concrete crossings constitute the majority of the premium crossing surface market.

          The Company estimates that the total premium crossing surface market in the U.S. is approximately $45 million and is growing at a rate exceeding 20% per year with concrete crossings the fastest growing segment. The Company believes its revenues currently represent approximately 28% of the total domestic market for all premium crossing surfaces and is nearly twice the size of the next largest competitor in North America.

          The vast majority of grade crossings are maintained or retro-fitted with asphalt, timber planks, concrete pavement or consolidated materials. This market segment is estimated at over $400 million in the U.S. and Canada. Because of their benefits, this market segment is rapidly converting to premium crossings. OMNI believes that, at the current rate of growth and acceptance by customers, within five years approximately 20% of this market segment will convert to premium crossings.

          Crossing safety is increasingly scrutinized at the federal level and legislative action is likely to mandate certain safety standards for crossings. Such legislation may increase the market for premium crossing surfaces.

          Where customers formerly relied on government funding to pay for most premium crossing surfaces, there is a growing recognition that premium crossing surfaces significantly reduce installation and ongoing maintenance costs over the life of the crossing. They have discovered significant long term cost savings by installing premium crossing surfaces using their own operating funds. Major railroads such as

          Burlington Northern/Santa Fe and Union Pacific are expected to significantly increase their premium crossing installations in the next year.

          The international market for premium crossings is estimated to be approximately $20-$25 million per year. OMNI's full depth rubber products are approved by rail systems in over 20 countries. The Company's share of this market has been between 5-6%.

          The international market is not growing as fast as the domestic market, but it is expected to double within five years. Currently the majority of international premium crossing surfaces outside the U.S. are rubber, but concrete is expected to take an increasing share as foreign railroads follow the U.S. lead.

          Sales and Marketing
          -------------------

          U.S. sales and marketing is implemented through a system of six sales regions designed to provide comprehensive coverage of key railroad customers. Three regions are managed by sales manager employees and three are managed by independent sales representatives. In addition, OMNI has an independent account representative working solely in Omaha to service Union Pacific, one of the largest users of grade crossing materials. All report to the Vice President of Sales and Marketing.

          OMNI sales employees are compensated on a base salary plus commission. Independent sales representatives are compensated solely on commission. Commissions are not paid until OMNI collects from the customer.

          Another component of the Company's sales and marketing effort is its unique customer oriented program of 20 part-time field technical representatives who serve as an extension of the regional sales force for technical needs such as installations and problem solving. These individuals have strong backgrounds in track construction and maintenance and are primarily retired railroad employees. Their prior relationships, loyalty to OMNI and customer service has significantly enhanced OMNI's sales efforts.

          OMNI markets its products internationally using a network of 20 foreign distributors. Exclusive distribution agreements have been executed with each of these organizations in individual or multiple countries. The Company sells product to each distributor from an established price list and the distributor sells the product at their price to the customer. These sales are generally bank guaranteed with a letter of credit.

          Although the Company has approximately 300 customers, approximately 15% of its sales for the fiscal year ended April 30, 1996 were to CSX Transportation. Approximately 17% and 11% of OMNI's sales for the fiscal year ended April 30, 1997 were to Burlington Northern-Santa Fe and CSX Transportation, respectively. Sales to the Company's five largest customers as a group for the fiscal years ended April 30, 1996 and 1997 were 42% and 43% respectively.

          Material Supplies
          -----------------

          Basic raw materials required for manufacturing the Company's products include tire buffings obtained from retreaders, off-spec virgin rubber from rubber brokers, polyurethane binder, concrete, steel rebar and steel angle.

          Concrete and steel materials are available from many sources in multiple locations. However, availability of off-spec virgin rubber and tire buffings is subject to market variations. The Company has contracts for the supply of tire buffings that it believes are adequate for its needs. Because of fluctuation in the demand for its products, the Company believes that there is an adequate supply of off-spec virgin rubber to meet its needs.

          The Company anticipates increasing manufacturing capacity for its concrete products. Since there are a number of sources available for the Company's production equipment, no problems in obtaining production equipment at competitive prices and in a timely manner are anticipated.

          Patents and Licenses
          --------------------

          OMNI has been issued or has patents pending on several of its products, such as its Improved-Concrete and Standard Concrete-Rubber products incorporating rubber next to the rail with reinforced concrete panels. There can be no assurance that any patents issued would afford protection against competition from similar inventions or products, or would not be infringed upon or designed around by others. However, the Company intends to enforce all patents it has been issued.

          Pursuant to a royalty agreement with Red Hawk Rubber Co. ("Red Hawk") which was transferred to OMNI in the acquisition from Reidel described above, OMNI is obligated to pay a royalty equal to 5% of net sales of certain products acquired from Red Hawk. The agreement expires in June, 1999.

          Research and Development
          ------------------------

          OMNI is engaged in a continuing program of research and development to improve existing products and develop more cost effective and efficient rail crossing products. The Company's expenditures on research and development for the fiscal years ended April 30, 1997 and 1996 were $61,646 and $70,852 respectively.

          Employees
          ---------

          As of April 30, 1997, OMNI had 97 full time employees and 2 part time employees. Approximately 79 full time employees and 2 part time employees were engaged in manufacturing and the remainder in marketing, sales, research and development, administrative and executive positions.

Item 2  Description of Property
        -----------------------

     The Company owns or leases the following properties:

                          Approximate       Own or
        Location         Square Footage     Lease             Purpose
     --------------      --------------    -------        -----------------
     Portland, OR    (1)      3,000         Lease         Executive Offices
     Portland, OR    (2)     15,800         Lease         Manufacturing
     McHenry, IL     (3)     21,271         Own           Manufacturing
     Lancaster, PA   (3)     19,348         Own           Manufacturing
     Ennis, TX       (3)     15,300         Own           Manufacturing
     Buena Park, CA  (4)        635         Lease         Sales Office
     Nevada City, CA (5)     30,000         Own           Held for Resale

(1)  Leased on month-to-month basis.

(2) Leased through April, 2002 with an option to renew for an additional five years.

(3) Properties are subject to a blanket mortgage loan of $912,264 payable in monthly installments of $13,631, including interest at 10% payable in full in December 31, 1998. Properties are also pledged as collateral for a revolving line of credit and term and capital expenditure loans.

(4)  Leased through May, 2000.

(5) Property is subject to a mortgage loan of $1,230,000 payable in monthly installments of $12,750 including interest at 11.375% payable in full in December, 1998. One hundred percent of the property is leased to others. One percent of the property is owned by Ron Gangemi, a shareholder of the Company. Property is also pledged as collateral for a revolving line of credit and term and capital expenditure loans.

Item 3  Legal Proceedings
        -----------------

          Approximately August 7, 1995, OMNI signed a letter agreement with Transcontinental Capital Partners ("TCP") to provide various financial services. Pursuant to the agreement, certain services were provided and paid for. In addition, TCP identified a potential equity investor with whom OMNI signed a non-binding statement of intent for a proposed transaction. On or about June 7, 1996, OMNI terminated negotiations with the potential equity investor and the agreement with TCP.

          In September, 1996, TCP filed an action against OMNI in the Superior Court of California for Santa Clara County alleging that OMNI breached the financial services agreement and is obligated to pay additional fees to TCP for services purportedly rendered to OMNI. In response, OMNI removed the case to the United States District Court for the Northern District of California (Transcontinental Capital Partners v. OMNI Products, Inc., Case No. C-96 21040 WAI (PVT)), answered the Complaint and filed a Cross-Complaint for damages for TCP's breach of the financial services agreement and other common law claims. The case has been referred to the District Court's Early Neutral Evaluation program and discovery has commenced. The Company believes that the TCP claim is unfounded and intends to contest the case vigorously.

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5  Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

          The Company's Common stock commenced trading on the NASDAQ Smallcap Market on May 13, 1994. Since May, 1995, it has traded on the OTC Bulletin Board.

--------------------------------------------------------------------------------
                     Quarterly Common Stock Bid Price Ranges
--------------------------------------------------------------------------------
                              1996                              1997
--------------------------------------------------------------------------------
   Quarter            High             Low              High              Low
--------------------------------------------------------------------------------
     1st              .375             .375              .31              .25
--------------------------------------------------------------------------------
     2nd              .375             .375              .31              .25
--------------------------------------------------------------------------------
     3rd              .375             .25               .31              .25
--------------------------------------------------------------------------------
     4th              .375             .25               .50              .25
-------------------------------------------------------------------------------

          At July 31, 1997, the Company had approximately 350 record and beneficial stockholders.

          No dividends have been declared or paid on the Common Stock and none are anticipated.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

          The following Selected Financial Data for the years ended April 30, 1997 and 1996 have been derived from the financial statements of the Company as audited by KPMG Peat Marwick LLP, the Company's independent public accountants. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

          Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and are discussed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The forward-looking statements included in this Report speak only as of the date hereof.

          As mentioned in item 1 (The Business) the Company, on April 30, 1997, completed an agreement and plan of merger with OMNI International Rail Products, Inc. (OMNI). For financial reporting purposes, the transaction is considered a reverse acquisition and has been accounted for under the purchase method of accounting. Thus, the operating results presented and discussed herein reflect only the activity of OMNI.

                                               As of and for the Periods Ended
                                                          April 30,
                                            ------------------------------------
                                            (In thousands except per share data)
                                                          1997          1996
                                                        --------       --------

Revenue..............................................   $ 12,902       $ 13,565

Gross Profit.........................................      2,345          3,967

(Loss) earnings from operations......................       (297)           935

Net (loss) earnings..................................     (1,295)           118

Net (loss) earnings per share........................      ( .41)           .04

REVENUE

The Company derives its revenues from the sale of premium-grade rail crossings to railroads, general contractors and municipalities. Revenues for 1997 were $12,902,491 as compared to $13,565,411 in 1996, representing a decline of 4.9%. This decline is due primarily to a shift in customer preference from the Company's rubber crossings to its recently introduced concrete products. Sales of rubber crossings declined from $9,477,590 in 1996 to $7,781,159 in 1997. Sales of concrete products increased from $4,087,821 in 1996 to $5,121,332 in 1997. The Company anticipates that this trend will continue and expects concrete to continue to grow and become its dominant product in 1998 and beyond.

COST OF GOODS SOLD AND EXPENSES

The following table sets forth the direct costs of revenue as a percentage of revenue and general and administrative expenses, marketing and selling expenses as a percentage of revenue for the years ended April 30:

                                                          1997        1996
                                                          ----        ----

Cost of goods sold......................................   82          71

General and administrative expenses.....................   10          11

Marketing and selling expenses..........................   10          11

COST OF GOODS SOLD

Cost of goods sold for the year ended April 30, 1997 were $10,557,688 as compared to $9,598,110 in 1996. The increase in both absolute dollars and percent of sales is due mainly to extraordinary costs incurred for warranty expense and the write off of obsolete inventory.


                    WARRANTY EXPENSE AND INVENTORY WRITE OFF

                               FYE April 30, 1997           FYE April 30, 1996

                               Dollars        Percent of    Dollars  Percent of
                                              Sales                  Sales

Warranty Expense               $483,528       3.7%          $101,946    0.8%

Inventory Written Off          $571,200       4.4%          $ 80,700    0.6%

Approximately $150,000 of the extraordinary warranty expense related to a single order shipped more than two years ago. The special order met customer specifications, but was replaced in order to maintain the relationship with a significant customer. Since that order, the Company has not manufactured and will not manufacture that particular product. The balance of the extraordinary warranty expense related to introduction of a new manufacturing process. The Company believes that the manufacturing process issues have been resolved and will not recur.

The Company's policy is to write off inventory that is more than two years old. The majority of the extraordinary inventory write off in the year ended April 30, 1997 occurred in March and April and includes a $150,000 reserve related to overstocked inventory. Management believes that further extraordinary write off of inventory will not be required.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative Expense were $1,257,227 and $1,461,650 for the years ended April 30, 1997 and 1996, respectively. The decrease is due to a reduction in the cost of legal services and insurance.

SELLING EXPENSE

Selling Expenses for the year ended April 30, 1997 were $1,323,070 as compared to $1,499,061 in 1996. The decrease was due to a lowering of sales commission percentages paid to its sales force.

INTEREST EXPENSE

Interest Expense was $687,095 and $713,825 for the years ended April 30, 1997 and 1996 respectively. The decline is due to lower levels of term debt as the Company makes monthly principal payments.

LEGAL SETTLEMENT

On July 24, 1997, the Company entered into a settlement agreement arising from disputed royalty payments. The terms of the settlement agreement require the Company to pay $50,000 within sixty days of the agreement date and $20,000 per quarter for five years thereafter. Among other benefits, the settlement relieves the Company of contractual liability for royalty payments which would have accrued through December, 1999. Management has calculated the discounted present value of the settlement at $334,500 and has reserved this amount at April 30, 1997. This one-time charge accounts for approximately twenty-six percent of the net loss for the year ending April 30, 1997.

NET LOSS

The Company lost $1,295,065 in the year ending April 30, 1997 compared to a profit of $117,655 in the year ending April 30, 1996. The loss was caused by a significant increase in Cost of Goods Sold occasioned by the increased warranty expense and inventory write off described above and the legal settlement also described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investment balances at April 30, 1997 amounted to $894,758. Cash generated from operations in 1997 was $331,424. The Company also received $100,000 of net proceeds from the sale of stock.

Net working capital at April 30, 1997 amounted to ($1,694,116) because current debt maturities and other short-term commitments exceeded the Company's liquid assets available to pay such obligations. This situation resulted from the Company's principal lender's acceleration of term debt obligations totaling $1,768,142 to August 31, 1997 which required the obligations to be classified as current liabilities. The reclassification also resulted in the auditors including a "going concern" qualification in their opinion. The Company is negotiating with new lenders to establish appropriate long term debt financing. Although management anticipates favorable conclusion of those negotiations, there can be no assurance that such financing will be available on a favorable basis, or at all. In the event the Company is unable to obtain additional financing its operations may be significantly reduced.

Management believes that it will also need to raise additional equity capital during the next fiscal year in order to fund its working capital and capital expenditure needs. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise equity capital. Such sources could include mergers or private equity placements. There can be no assurance that such funds will be available on a favorable basis, if at all.

The Company's capital expenditures were $375,316 in 1997 and $680,492 in 1996. Expenditures in 1997 were incurred primarily for equipment to expand production capacity. Capital expenditures for 1998 are estimated at $1,263,000 and are expected to be funded with a mix of additional equity and term debt.

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                 April 30, 1997


                   (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP

     Suite 2000
     1211 South West Fifth Avenue
     Portland, OR 97204



                          Independent Auditors' Report




The Board of Directors
Creative Medical Development, Inc.:


We have audited the accompanying consolidated balance sheet of Creative Medical Development, Inc. and subsidiary as of April 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Medical Development, Inc. and subsidiary as of April 30, 1997, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company suffers liquidity constraints, due to the unexpected acceleration of certain debt maturities, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             KPMG PEAT MARWICK LLP


Portland, Oregon
June 27, 1997, except as to
     note 12(c) to the consolidated
     financial statements as to
     which the date is July 24, 1997

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

                                 April 30, 1997


                                     Assets
                                     ------

Current assets:
     Cash                                                          $    139,635
     Investment securities                                              755,123
     Accounts receivable, less allowance for doubtful
        accounts of $37,863                                           1,818,109
     Inventories, net                                                 2,494,743
     Prepaid expenses and deposits                                       20,680
                                                                   ------------

                  Total current assets                                5,228,290

Real estate held for sale                                             1,500,000
Property, plant and equipment, net                                    4,286,656
Organization costs, net of $328,040 accumulated amortization            237,955
                                                                   ------------

                                                                   $ 11,252,901
                                                                   ------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable                                                 1,364,079
     Accrued liabilities                                              1,150,604
     Notes payable                                                    4,376,723
     Current portion of long-term debt                                   31,000
                                                                   ------------

                  Total current liabilities                           6,922,406
                                                                   ------------
Long-term debt, less current portion                                  2,845,276
Non-current accrued liabilities                                         265,950

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01 par value,
        5,000,000 shares authorized:
        Series B, 1,000,000 shares authorized,
        622,066 shares issued and outstanding                             6,221
     Common stock, 10,000,000 shares authorized, $.01 par
        value, 5,554,337 shares issued and outstanding                   55,543
     Additional paid-in capital                                       2,444,606
     Retained deficit                                                (1,287,101)
                                                                   ------------

                  Total stockholders' equity                          1,219,269
                                                                   ------------

                                                                   $ 11,252,901
                                                                   ============


See accompanying notes to consolidated financial statements.


                                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                                 AND SUBSIDIARY

                                      Consolidated Statements of Operations

                                       Years ended April 30, 1997 and 1996


                                                                       1997                      1996
                                                                  ------------              ------------

Net sales                                                         $ 12,902,491                13,565,411
Cost of sales                                                       10,557,688                 9,598,110
                                                                  ------------              ------------

                  Gross profit                                       2,344,803                 3,967,301
                                                                  ------------              ------------

Selling expenses                                                     1,323,070                 1,499,061
Administrative expenses                                              1,257,227                 1,461,650
Research and development                                                61,646                    70,852
                                                                  ------------              ------------

                                                                     2,641,943                 3,031,563

                  (Loss) earnings from operations                     (297,140)                  935,738
                                                                  ------------              ------------

Other income (expense):
     Interest expense                                                 (687,095)                 (713,825)
     Legal settlement                                                 (334,500)                     --
     Miscellaneous expense                                              (6,781)                  (40,051)
     Loss on sale of assets                                            (25,156)                  (27,690)
                                                                  ------------              ------------

                  Total other expense                               (1,053,532)                 (781,566)
                                                                  ------------              ------------

                  (Loss) earnings before income taxes               (1,350,672)                  154,172

(Benefit) provision for income taxes                                   (55,607)                   36,517
                                                                  ------------              ------------

                  Net (loss) earnings                             $ (1,295,065)                  117,655
                                                                  ============              ============

Net (loss) earnings per share                                     $       (.41)                      .04
                                                                  ============              ============

Weighted average common shares outstanding                           3,126,294                 2,808,516
                                                                  ============              ============


See accompanying notes to consolidated financial statements.

                                                CREATIVE MEDICAL DEVELOPMENT, INC.
                                                         AND SUBSIDIARY

                                          Consolidated Statements of Stockholders' Equity
                                                Years ended April 30, 1997 and 1996





                                    Preferred stock
                                      Series B                        Common stock          Additional    Retained       Total
                            --------------------------       --------------------------       paid-in     earnings     stockholders'
                              Shares            Amount           Shares          Amount       capital     (deficit)        equity
                              ------            ------           ------          ------       -------     ---------    -------------

Balance, April 30, 1995              -          $    -          2,688,926      $ 26,889      933,111        20,409        980,409

Issuance of common stock             -               -            412,095         4,121      395,879            -         400,000
Dividends                            -               -                 -             -            -        (65,100)       (65,100)
Net earnings                         -               -                 -             -            -        117,655        117,655
                             ----------         -------      ------------      --------  -----------  ------------   ------------

Balance, April 30, 1996              -               -          3,101,021        31,010    1,328,990        72,964      1,432,964

Issuance of common stock             -               -            111,743         1,117      116,383            -         117,500
Dividends                            -               -                 -             -            -        (65,000)       (65,000)
Payment of stock dividend            -               -            233,428         2,334      186,478            -         188,812
Preferred and common
     shares issued in
     merger                     622,066           6,221         2,108,145        21,082      812,755            -         840,058
Net loss                             -               -                 -             -            -     (1,295,065)    (1,295,065)
                             ----------         -------      ------------      --------  -----------     ---------      ---------

Balance, April 30, 1997         622,066         $ 6,221         5,554,337      $ 55,543    2,444,606    (1,287,101)     1,219,269
                             ==========         =======      ============      ========  ===========     =========   ============


See accompanying notes to consolidated financial statements.



                                              CREATIVE MEDICAL DEVELOPMENT, INC.
                                                       AND SUBSIDIARY

                                             Consolidated Statements of Cash Flows

                                              Years ended April 30, 1997 and 1996




                                                                                    1997            1996
                                                                                -----------    -----------

Cash flows from operating activities:
     Net (loss) earnings                                                        $(1,295,065)       117,655
     Adjustments to reconcile net (loss) earnings to net cash
        provided by operating activities:
           Depreciation and amortization                                            491,642        444,785
           Legal settlement                                                         334,500           --
           Loss on sale of assets                                                    25,156         27,690
           Deferred income taxes                                                    (55,607)        36,517
           Change in assets and liabilities:
               Accounts receivable                                                 (199,814)       747,872
               Inventories                                                          296,361     (1,126,312)
               Prepaid expenses and deposits                                          1,876          3,734
               Accounts payable                                                     425,992       (108,902)
               Accrued liabilities                                                  306,383         68,897
                                                                                -----------    -----------

                      Net cash provided by operations                               331,424        211,936
                                                                                -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of assets                                                    17,166          2,500
     Purchase of property, plant and equipment                                     (375,316)      (680,492)
     Organization costs                                                                --            3,293
                                                                                -----------    -----------

                      Net cash used by investing activities                        (358,150)      (674,699)
                                                                                -----------    -----------

Cash flows from financing activities:
     Net (payment) borrowings on notes payable                                     (116,326)       420,352
     Payments on long-term debt                                                     (14,281)      (481,882)
     Borrowing on long-term notes                                                      --          384,030
     Proceeds from sale of stock                                                    100,000        400,000
     Acquisition costs                                                             (185,065)          --
                                                                                -----------    -----------

                      Net cash (used) provided by financing activities             (215,672)       722,500
                                                                                -----------    -----------

                      (Decrease) increase in cash                                  (242,398)       259,737

Cash at beginning of year                                                           382,033        122,296
                                                                                -----------    -----------

Cash at end of year                                                             $   139,635        382,033
                                                                                ===========    ===========


                                                                                               (Continued)
                                                    F-5



                                               CREATIVE MEDICAL DEVELOPMENT, INC.
                                                       AND SUBSIDIARY

                                      Consolidated Statements of Cash Flows, Continued




                                                                                    1997                 1996
                                                                                ----------             --------

Supplemental disclosure of cash flow information: Cash paid for:
        Interest                                                                $  677,847              726,321
        Income taxes                                                                  --                   --

Supplemental schedule of non-cash investing and financing activities:
        Stock dividend                                                              65,000               65,100
        Issuance of common stock on conversion of debt                              17,500                 --
        Effect of acquisition:
           Fair value of assets acquired                                         2,255,123                 --
           Liabilities assumed                                                   1,230,000                 --


See accompanying notes to consolidated financial statements.



                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 April 30, 1997




(1) Summary of Significant Accounting Policies

     (a) Description of the Company, Basis of Presentation and Change in Reporting Entity
          ----------------------------------------------------------------------

          Creative Medical Development, Inc. (CMD), incorporated in California on July 20, 1992, designed, developed, manufactured and marketed propriety ambulatory infusion therapy products for alternate site patient care. On September 13, 1995, CMD sold substantially all of its operating assets and technology and since that time has not had significant operating results.

          Effective April 30, 1997, CMD and OMNI International Rail Products, Inc. (OMNI), completed an agreement and plan of merger which provided for the merger of OMNI with and into a wholly-owned subsidiary of CMD (collectively, the Company). Upon consummation of the merger, OMNI's name changed to OMNI Products, Inc. Just prior to the closing of the merger, OMNI completed a recapitalization in which the Board of Directors authorized the conversion of:

               Series B preferred stock into Series A preferred stock (new Series A preferred stock);

               650,000 shares of new Series A preferred stock into 260,000 shares of common stock;

               $188,812 in accrued dividends into 75,525 shares of common stock.

          Also, at the closing of the merger, CMD completed a recapitalization in which the Board of Directors authorized the conversion of 810,000 shares of Series A preferred stock into 270,000 shares of Series B preferred stock.

          Under the terms of the merger agreement, the shareholders and stock option holders of OMNI exchanged all of their common stock and common stock options for common stock and Series B preferred stock and common and preferred stock options of the Company. OMNI's common stock and common stock options were converted into CMD common stock and common stock options at a ratio of 3.091 to 1.0. In addition, OMNI shareholders and stock option holders received 352,066 shares of Series B preferred stock and 187,934 options to purchase Series B preferred stock, respectively.

                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




          Upon the completion of the transaction, former OMNI security holders owned approximately 67% of the total outstanding shares of the Company on a fully diluted basis. The initial ownership ratio is subject to adjustment one year after the closing of the transaction. The final ownership ratio will reflect any adjustments resulting from differences between the assumed value of CMD's net assets at the time of the merger and a final determination to be made as of April 30, 1998. If the final ownership ratio differs from the initial ownership ratio in favor of OMNI, OMNI's shareholders will receive additional shares of CMD common and Series B preferred stock as necessary to reflect the final ownership ratio thus increasing the OMNI shareholders' relative ownership. If the final ownership ratio differs from the initial ownership ratio in favor of CMD, an amount up to 10% of the CMD common stock and Series B preferred stock issued to an escrow for OMNI's shareholders will be canceled as necessary to reflect the final ownership ratio, thus decreasing the relative percentage ownership of OMNI's shareholders. In no case will this adjustment result in OMNI's shareholders owning less than 64.3% of the total outstanding shares.

          The transaction between CMD and OMNI is considered a reverse acquisition for financial reporting purposes and has been accounted for under the purchase method of accounting. As a result, for financial statement purposes, i) the historical values of OMNI's net assets have been retained; ii) the net assets of CMD immediately prior to the merger have been recorded at their fair value on the date of the transaction, iii) the results of the operations of CMD are included in the results of the Company beginning on the effective date of the transaction, iv) the dollar balance of OMNI's accumulated deficit has been retained, and the balance of OMNI's common stock and additional paid-in capital have been reallocated to be consistent with the ratio of CMD's preferred and common stock. Assets acquired consisted of investment securities and a building, while liabilities assumed consisted of the mortgage associated with the building acquired. The fair value of assets acquired exceeded the fair value of liabilities assumed by approximately $1,025,000; such excess was attributed to the shares issued in the merger. OMNI's costs associated with the transaction, totaling approximately $185,000, were also attributed to the shares issued in the merger.

          The consolidated statements of operations and cash flows reflect only the activity of OMNI.

          Unaudited pro forma combined results of operations of the Company for fiscal years 1997 and 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition had been made as of the beginning of fiscal year 1996.

                                                     1997           1996
                                                     ----           ----

           Revenues                              $ 12,902,491     13,565,411
           Net (loss) earnings                       (338,012)       220,874


                                                                     (Continued)
                                      F-8

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     (b) Principles of Consolidation
         ---------------------------

          The consolidated financial statements include the accounts of CMD and its wholly-owned subsidiary, OMNI Products, Inc., originally incorporated in Oregon in 1993. OMNI Products, Inc. manufactures and distributes, on a world-wide basis, a variety of rubber, rubber/concrete and concrete railroad grade crossing systems. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

     (c) Investments
         -----------

          The Company has adopted Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Accordingly, the Company has classified its short-term investments in corporate equity securities as available-for-sale securities. The securities' carrying value is equal to market value.

     (d) Inventories
         -----------

          The Company values inventories at the lower of average production cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

     (e) Accounts Receivable
         -------------------

          Accounts receivable are from distributors of the Company's products and customers. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also, to reduce the risk of credit loss, the Company requires letters of credit from foreign customers for which no credit history has been established.

     (f) Property, Plant and Equipment
         -----------------------------

          Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for furniture, vehicles and equipment are ten years; buildings are forty years.

          Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to income as incurred.

     (g) Organization Cost
         ------------------

          Organization costs are amortized over a five-year period.


                                                                     (Continued)
                                      F-9

                       CREATIVE MEDICAL DEVELOPMENT, INC.

                   Notes to Consolidated Financial Statements




     (h) Warranty
         --------

          The Company provides a six-year warranty for its products and establishes an allowance at the time of sale, based on historical warranty experience, to provide estimated warranty costs.

     (i) Income Taxes
         ------------

          The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j) Research and Development Costs
         ------------------------------

          The Company charges all research and development costs associated with the development of products to expense when incurred.

     (k) Advertising Expenses
         --------------------

          Advertising expenses are charged to expense as incurred and were $102,310 and $126,956 for 1997 and 1996, respectively.

     (l) Revenue Recognition
         -------------------

          Revenues are recognized when products are shipped.

     (m) Stock Option Plan
         -----------------

          Prior to May 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


                                                                     (Continued)
                                      F-10

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     (n) Fair Value of Financial Instruments
         -----------------------------------

          At April 30, 1997, the carrying value of cash, trade receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At April 30, 1997, the fair value of the Company's long-term debt approximates carrying value as such instruments' stated interest rates do not differ significantly from current market rates.

     (o) Net (Loss) Earnings Per Common and Common Equivalent Share
         ----------------------------------------------------------

          Net (loss) earnings per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period (using the treasury stock method for dilutive common equivalent shares). Common equivalent shares consist of convertible preferred stock, options and warrants to purchase common stock, which have been excluded from the computation of primary net (loss) earnings per share due to their anti-dilutive effect.

          The transaction between CMD and OMNI is considered a reverse acquisition for financial statement purposes and has been accounted for under the purchase method of accounting. CMD's shares outstanding and dilutive equity instruments, and convertible preferred stock, are included in the computation of common equivalent shares from the date of acquisition. As the acquisition was consummated on April 30, 1997, such share and dilutive equity instruments are not included in the computation of common equivalent shares for the fiscal years ended April 30, 1997 and 1996.

     (p) Use of Estimates
         ----------------

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


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     (q) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
         -----------------------------------------------------------------------

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on May 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (r) Prior Period Adjustments
         ------------------------

          The accompanying consolidated financial statements were prepared in connection with the merger agreement discussed in note 1(a) and present for the first time the combined results of OMNI and CMD. Certain adjustments were made to record certain prior period adjustments to the individual entities. Prior period adjustments were made to inventory, cost of sales, accrued income taxes and provision for income taxes.

     (s) Reclassifications
         -----------------

          Certain reclassifications have been made to the 1996 amounts to conform with 1997 presentation.

(2) Inventories
    -----------

     Inventories consist of the following at April 30, 1997:

         Raw materials                                            $    461,430
         Finished goods                                              2,183,313
                                                                  ------------

                                                                     2,644,743

         Less allowance for excess or obsolete
              inventory                                                150,000
                                                                  ------------

                      Inventories, net                            $  2,494,743
                                                                  ============



                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(3) Property, Plant and Equipment
    -----------------------------

     Property, plant and equipment consist of the following at April 30, 1997:

         Land                                                $    374,201
         Buildings                                              1,381,593
         Vehicles                                                  90,211
         Office furniture and equipment                           121,092
         Manufacturing equipment                                3,256,327
                                                             ------------

                                                                5,223,424

         Less accumulated depreciation                            936,768
                                                             ------------

                                                             $  4,286,656
                                                             ============

     Certain property, plant and equipment serves as collateral for short and long-term debt obligations.

(4) Accrued Liabilities
    -------------------

     Accrued liabilities consist of the following at April 30, 1997:

         Warranties                                             $     344,950
         Accrued compensation                                         249,391
         Accrued merger costs                                         151,343
         Other                                                        404,920
                                                                 ------------

                                                                $   1,150,604
                                                                =============

(5) Notes Payable
    -------------

     The Company has a revolving line of credit totaling $2,608,581 with Finova Capital Corporation (Finova) that generally provides borrowing up to $2,750,000 against 85% of eligible accounts receivable and 50% of eligible inventory. Interest on the line is prime rate plus 2.25% (10.75% at April 30, 1997), with a minimum interest charge of $9,000 per month. The line's original maturity date was April 26, 1999. However, on April 29, 1997, the Company was notified that the revolving line of credit expires on July 31, 1997.

     In addition, the Company has a term loan payable and a capital loan payable with Finova totaling $1,153,702 and $614,440, respectively, at April 30, 1997, and are payable in monthly installments of $40,000 and $8,500, respectively, plus interest at 11.5% per annum per loan. The loans payable are secured by equipment and inventory. The original maturity date was April 26, 1999. However, on April 29, 1997, the Company was notified that the loans expire on July 31, 1997.


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



     The Company can extend the debt maturities to August 31, 1997 provided that the Company i) provides Finova with a commitment letter by July 31, 1997, issued by a new funding source which specifically states that the Finova loans will be paid by August 31, 1997, and ii) pays an extension fee equal to one-quarter percent (1/4%) of the total Finova loans as of July 31, 1997.

(6) Long-term Debt
    --------------

     Long-term debt is comprised of the following at April 30, 1997:

       Notes  payable to  Capital  Consultants  in
          monthly    installments    of   $13,631,
          including  interest  at 10%,  payable in
          full in December  1998,  secured by real
          estate                                                   $ 1,338,776
       Mortgage  payable to financial  institution
          in  monthly   installments  of  $12,750,
          including  interest at 11.375%,  payable
          in full in  December  1998,  secured  by
          real estate                                                1,230,000
        Note payable  to an  individual  in monthly
          installments  of  interest  only at 10%,
          plus additional "premium" interest at 7%
          due each May  15th,  payable  in full in
          April 1999                                                   200,000


       Note  payable  to  individuals  in  monthly
          installments  of  interest  only at 10%,
          payable  in full in April  1999                              107,500
                                                                  ------------

                                                                     2,876,276

         Less current portion                                           31,000
                                                                  ------------
                      Long-term debt, due in 1999                  $ 2,845,276
                                                                   ===========

(7) Income Taxes
    ------------

     The income tax (benefit) expense consists of the following:


                                                             1997            1996
                                                           --------        --------
           Current:
             Federal                                       $   --              --
             State                                             --              --
                                                           --------        --------

                                                           --------        --------
                                                           --------        --------

           Deferred:
             Federal                                        (46,039)         30,234
             State                                           (9,568)          6,283
                                                           --------        --------

                                                            (55,607)         36,517

               Total income tax (benefit) expense          $(55,607)         36,517
                                                           ========        ========

                                                                         (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     The  tax  effects  of  temporary   differences   and  net  operating   loss
     carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities at April 30, 1997 are as follows:

         Deferred tax assets:
             Investment in securities                            $ 232,418
             Warranty reserve                                      132,309
             Legal settlement reserve                              128,318
             Inventory reserve                                      57,534
             Bad debt reserve                                       14,523
             Self-insurance reserve                                  6,223
             Other                                                   1,994
             Net operating loss carryforwards:
                Federal                                            629,394
                State                                              130,810
                                                                 ---------

                                                                 1,333,523

         Less valuation allowance                                  490,416
                                                                 ---------
                   Net deferred tax asset                          843,107
                                                                 ---------
         Deferred tax liability:
             Property, plant and equipment, due to
                differences in depreciation                        651,327
             Real estate held for sale                             191,780
                                                                 ---------

                   Net deferred tax liability                      843,107
                                                                 ---------

                   Net deferred tax assets and liabilities       $    --
                                                                 =========



                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory income tax rate to (loss) earnings before income taxes as a result of the following differences:

                                                        1997        1996
                                                        ----        ----

         Statutory federal income tax rate             (34.0)%      34.0%
         State income taxes, net of federal
              income tax benefit                        (4.4)        4.4
         Change in valuation allowance                  36.2        -
         Other                                          (2.1)      (14.7)
                                                       -----        ----

         Effective tax rates                            (4.3)%      23.7%
                                                       =====       =====

     The Company has a valuation allowance of $490,416 and $-0-, respectively, as of April 30, 1997 and 1996 an increase of $490,416 and $-0- in the valuation allowance for the same respective periods ended.

     At April 30, 1997 and 1996, the Company had approximately $1,982,000 and $899,000, respectively, of net operating loss carryforwards to offset future income for federal and state income tax purposes which will expire 2010 through 2012.

     A provision of the Tax Reform Act of 1986, as amended, requires that utilization of net operating loss and credit carryforward be limited to when there is a more than 50% change in ownership of the Company. Such change in ownership may have occurred during the current fiscal year ended; however, the amount subject to the limitation has not yet been determined. Accordingly, the utilization of the net operating loss and credit carryforwards to remaining future years may be limited. Any future change in the equity structure of the Company may further limit the utilization of the net operating loss and credit carryforwards.


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(8) Commitments and Contingencies
    -----------------------------

     (a) Employment Contract Commitments
         -------------------------------

          The Company has entered into employment contracts with its chief executive officer/chairman and president, and vice president of operations through 1999 and 1998, respectively, with automatic extensions of one-year increments. These contracts provide for a minimum salary with annual adjustments based on cost of living changes, corporate and individual performance and general business conditions. At April 30, 1997, the aggregate future commitment was $383,500.

     (b) Operating Lease Commitments
         ---------------------------

          The Company leases office space, vehicles and office equipment under various operating lease agreements expiring over several years. Lease expense was approximately $108,000 and $105,000 for the years ended April 30, 1997 and 1996, respectively. Future minimum lease payments under non-cancelable lease agreements are as follows:

           Year ended April 30:
                1998                                      $   88,582
                1999                                          65,800
                2000                                          66,100
                2001                                          66,300
                2002                                          66,650
                                                            --------

                                                          $  353,432
                                                          ==========

     (c) Purchase Commitment
         -------------------

          The Company has a commitment to purchase all retreading buffings at $108 per ton produced by a retread manufacturer through December 31, 1998. Purchases under a similar purchase agreement with the same manufacturer totaled approximately $225,000 and $298,000 for the years ended April 30, 1997 and 1996, respectively.


                                                                     (Continued)
                                      F-17

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     (d) Royalty Agreements
         ------------------

          The Company acquired a royalty agreement with Red Hawk Rubber Co. (Red
          Hawk), from Riedel OMNI Rubber Products, Inc. The Red Hawk agreement provides that the Company pay a 5% royalty on all net sales of products that were being manufactured at the time the agreement was signed until June 1999. Any new products developed and manufactured by OMNI are not subject to the Red Hawk royalty agreement.

     (e) Medical Claims
         --------------

          The Company is self-insured for the cost of medical coverage up to a maximum of $15,000 per individual per year. The Company has an excess coverage insurance providing for claims over $15,000 per individual per year.

     (f) Litigation
         ----------

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9) Stockholders' Equity
    --------------------

     (a) Convertible Preferred Stock Series B
         ------------------------------------

          The Company has authorized 1,000,000 shares of Series B convertible preferred stock, of which 622,066 are issued and outstanding. The terms of these shares are as follows:

          Voting
          ------

          Each share of Series B convertible preferred stock, until converted or canceled, has the right to one vote equivalent to one share of common stock into which such preferred series could be then converted.

          Conversion
          ----------

          Each share of Series B convertible preferred stock shall be convertible to a like number of common shares if the Company reports gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ending April 30, 1998 or 1999. If conversion standards have not been met, the Series B preferred stock shall be canceled by the Company upon the issuance of its fiscal year ended April 30, 1999 consolidated financial statements.


                                                                     (Continued)
                                      F-18

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



     (b) Stock Options
         -------------

          OMNI's 1995 Stock Incentive Plan (the 1995 plan) provides for granting to employees and consultants of either incentive stock options or non-qualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Non-qualified stock options generally must be granted at an exercise price of not less than 100% of the fair market value per share at the grant date, although in certain cases may be granted at 85%. The term of options granted under the 1995 plan is generally ten years, but in certain cases may be five years. The right to exercise options granted is generally fully vested on the grant date.

          The per share weighted average fair value of stock options granted during 1996 was $.10 on the date of grant using the Minimum Value option-pricing model with the following weighted average assumptions: expected divided yield 0%, risk-free interest rate of 7%, and expected life of ten years. No options were granted during 1995.

          The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The pro forma effects on net
          (loss) earnings of applying SFAS No. 123 were not material for the years ended December 31, 1996 and 1995.

          In January 1994, CMD adopted an employee stock option plan which provided for the issuance of incentive and non-qualified stock options. In April 1997, in connection with the merger, the Company adopted an Amended and Restated 1994 Stock Option Plan (1994 plan).

          The merger agreement calls for the exchange of options in the 1995 plan for options in the 1994 plan. For each stock option exchanged, option holders under the 1995 plan received substitute options in the 1994 plan to purchase such number of CMD common and preferred shares as the holder of the OMNI options would have received had the options been exercised in full immediately prior to the merger's closing. The terms and conditions of the 1994 plan are essentially the same as the 1995 plan. The substitute options are subject to the final ownership adjustment discussed in note 1(a).


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




          The following table presents historic stock option activity under the 1995 plan, converted into substitute options, and the combining effect with CMD options outstanding under the 1994 plan:

                                                                                    Weighted
                                                                                      average
                                                                 Number              exercise
                                                                of shares              price
                                                             ------------           ---------
           Options outstanding at April 30, 1995                  651,370           $   0.69

           Granted                                                   -                   -
           Exercised                                                 -                   -
           Forfeited                                                 -                   -
           Expired                                                   -                   -
                                                             ------------           --------

           Options outstanding at April 30, 1996                  651,370               0.69

           Granted                                              1,236,289               0.83
           Exercised                                                 -                   -
           Forfeited                                              (48,061)             (0.69)
           Expired                                                   -                   -
           CMD options outstanding at time of merger              255,000               1.68
                                                             ------------           --------

           Options outstanding at April 30, 1997                2,094,598           $   0.89
                                                             ============           ========

          The Company reserved 3,000,000 shares of common stock and 500,000 shares of preferred stock for issuance under the 1994 plan. At April 30, 1997, there were 905,402 shares available for grant under the 1994 plan.

          At April 30, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1994 plan was $0.25-$5.00 and 8.03 years, respectively.

          At April 30, 1997 and 1996, the number of options exercisable under the 1994 plan was 2,094,598 and 651,370, respectively, and the weighted average exercise price of those options was $0.89 and $0.69, respectively.


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




     (c) Warrants Outstanding
         --------------------

          The following table presents warrants outstanding at April 30, 1997, all of which were issued by CMD in consideration for service rendered, debt and debt restructuring, and stock purchases and placements:

              Number of
               common
               shares               Exercise                Expiration
              issuable                price                    date
              --------             ----------              --------------

                20,000             $    2.50                 May 31, 1997
                76,000                  0.75                 May 31, 1997
               100,000                  0.35                March 1, 1998
                52,500                  6.05                 May 13, 1998
                46,250                  0.35                 May 31, 1998
                10,000                  0.75                 May 31, 1998
                10,000                  1.50                 May 31, 1998
               603,750                  6.50                 May 13, 1999
                50,000                 10.00               April 14, 2000

(10) Major Customers and Credit Concentration
     ----------------------------------------

     The Company does business with and extends credit to a variety of commercial customers, including all of the major railroads in the United States, major cities and municipalities throughout the United States and Canada, and state-owned railroads throughout Europe and Asia.

     The Company sells products to customers primarily in the United States. On April 30, 1997, $1,077,000 (59%) of the trade receivables were concentrated within the domestic railroad industry, and $255,000 (14%) of trade receivables were with companies and distributors located in foreign countries. Although the Company does not currently foresee a credit risk associated with the foreign receivables, repayment is somewhat dependent upon the financial stability of those countries' national economics.

     Sales to domestic railroads were approximately $7,822,000 and $8,690,000, or 61% and 64% of total sales, for the years ended April 30, 1997 and 1996, respectively. Sales to the Company's largest customer were approximately $2,220,000 and $1,986,000, or 17% and 15% of total sales, for the years ended April 30, 1997 and 1996, respectively. Sales to the Company's five largest customers were approximately $5,560,000 and $5,665,000, or 43% and 42% of total sales, for the years ended April 30, 1997 and 1996, respectively.


                                                                     (Continued)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(11) Going Concern
     -------------

     As reflected in the accompanying financial statements, current debt maturities and other short-term commitments exceeded the Company's liquid assets available to repay such commitments. This is due primarily to the unexpected acceleration of certain debt maturities. To finance debt maturities, management has and will continue to seek both debt and equity investors to provide additional capital.

(12) Subsequent Event
     ----------------

     (a) Sale-leaseback
         --------------

          On May 21, 1997, under a sale and leaseback agreement, the Company sold its manufacturing facility in Portland, Oregon for $560,000 and leased it back under a five-year lease agreement. The transaction produced a gain of approximately $83,000 which will be deferred and amortized ratably over the life of the lease. A portion of the proceeds from the sale were used to retire $423,773 in debt and accrued interest.

          The lease is an operating lease with future minimum lease payments as follows:

           Year ended April 30:
                1998                                          $    86,496
                1999                                               86,496
                2000                                               86,496
                2001                                               86,496
                2002                                               86,496
                                                              -----------

                      Total minimum lease payments            $   432,480
                                                              ===========

     (b) Put Agreement
         -------------

          The Company has a stock put agreement with four individuals, three of whom are board members. Under the agreement, holders of the put could require the Company to purchase 111,741 shares valued at $134,285 in June 1997. In June 1997, the Company repurchased 23,774 shares at a value of $28,571, while the holders of the remaining 87,967 shares required the Company to repurchase such shares at a value of $120,962 on October 3, 1997.

     (c) Legal Settlement
         ----------------

          On July 24, 1997, the Company entered into a settlement agreement arising from disputed royalty payments. The terms of the settlement agreement require the Company pay $50,000 within sixty days of the agreement date and $20,000 per quarter for five years thereafter. Management has reserved the discounted present value of the settlement at April 30, 1997.

Item 8 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
         -----------------------------------------------------------------------

     (a) (i) On July 22, 1997, the Registrant's board of directors adopted a resolution to change independent accountants from Perry-Smith & Co. to KPMG Peat Marwick LLP ("KPMG") because the Company's previously announced merger transaction with OMNI International Rail Products, Inc. ("OMNI") which closed April 30, 1997 resulted in Registrant's principal office and operations being outside the regional area served by Perry-Smith & Co.

          (ii) The principal accountant's report for the last two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

          (iii) The decision to change accountants was approved by the board of directors.

          (iv) There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

          (v) None of the events listed in paragraphs (a)(1)(iv) of Item 304 of Regulation S-K has occurred.

     (b) On July 22, 1997, the Registrant's board of directors adopted a resolution to change independent accountants from Perry-Smith & Co. to KPMG for the reasons described above. Prior to the closing of the merger transaction, KPMG provided OMNI limited accounting services.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) in the Exchange Act.
        ------------------------------------------------------------------------

          The executive officers and directors of the Company are as follows:


        NAME                   AGE                     POSITION

Michael L. DeBonny              57             Chairman of the Board,
                                               CEO, President and Treasurer

        NAME                   AGE                     POSITION



Edward S. Smith                 78             Director

Joseph J. Barclay               64             Director

Richard A. Kreitzberg           63             Director

John E. Hart                    58             Director

Ronald G. Nutting               67             Vice President and Secretary

Bryan L. Holland                39             Vice President -  Manufacturing

Robert E. Tuzik                 46             Vice President - Sales &
                                               Marketing

Jeffrey A. Edwards              50             Chief Financial Officer



Each director is elected for a period of one year and serves until his or her successor is duly elected by the stockholders. The Board of Directors has no committees.

The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

Michael L. DeBonny has been chairman of the Board of Directors and CEO of the Company since closing of the merger with OMNI on April 30, 1997. He had been Chairman of the Board of Directors and CEO of OMNI from April, 1994 to the closing. Prior to the acquisition of OMNI in April 1994, Mr. DeBonny was president of BHP Rail Products, Inc. and BHP Rail Products (Canada), Ltd., both divisions of Broken Hill Proprietary Co., Ltd. Mr. DeBonny is a Certified Public Accountant and holds B.B.A.
and MBA degrees from the University of Portland.

Edward S. Smith has been a director of the Company since closing of the merger with OMNI on April 30, 1997. He had been a director of OMNI from 1994 to the closing of the merger. Mr. Smith is President/Owner of Ted Smith & Company. He is the former chairman and CEO of Omark Industries, Inc., an international manufacturer of cutting chain for chain saws, hydraulic log loaders and sporting ammunition. His business activity during the last five years has been concentrated on private investing and board memberships. Currently he serves on the Board of Directors of Georgia Gulf Corporation and Expert Systems Publishing Company.

Joseph J. Barclay has been a director of the Company since closing of the merger with OMNI on April 30, 1997. He had been a director of OMNI from 1996 to the closing of the merger. Mr. Barclay has been with Cascade Corporation, a leading international manufacturer of materials handling equipment headquartered in Portland, Oregon since 1968. He has served as a director of Cascade since 1972, president and CEO from 1973 and as chairman since 1993. Mr. Barclay currently serves on the Board of Directors of Granite Construction Company, Inc., and Columbia Machine Corporation. Mr. Barclay holds a BS degree in industrial engineering from Illinois Institute of Technology.

Richard A. Kreitzberg has been a director of the Company since closing of the merger with OMNI on April 30, 1997. He had been a director of OMNI from 1994 to the closing of the merger. From 1980 to 1995 Mr. Kreitzberg served as President of Microflect, Inc. He is currently serving as chairman of the Salem Hospital Board of Trustees.

Ronald G. Nutting has been Executive Vice President and Secretary of the Company since closing of the merger with OMNI on April 30, 1997. He had been Executive Vice President and Secretary of OMNI from 1994 to the closing of the merger. From 1983- 1994 Mr. Nutting served as President of OMNI. Mr. Nutting holds a BS degree in Engineering Geology from Oregon State University.

John E. Hart has been a director of the Company since closing of the merger with OMNI on April 30, 1997. Prior to the merger, he had been general counsel to CMD since October 1993 and its Secretary and Treasurer since June, 1994. From 1985 to 1994 he was engaged in the private practice of law. He resumed his law practice in May, 1997. Mr. Hart holds a J.D. degree from the University of Southern California and a BA degree from the University of Redlands.

Bryan Holland has been Vice President of Operations of the Company since closing of the merger with OMNI on April 30, 1997. He had been Vice President of Operations of OMNI from 1989 to the closing of the merger. He holds a BA in Business Administration from Linfield College.

Robert E. Tuzik has been Vice President - Sales and Marketing of the Company since closing of the merger with OMNI on April 30, 1997. He had been Vice President - Sales and Marketing from 1996 to the closing of the merger. From 1995 to 1996 he owned and operated Talus Associates, specializing in railway marketing and media relations. Prior to that he spent six years as engineering editor of Railway Track and Structures, a railroad engineering journal. Mr. Tuzik holds a BA in English and MS in Journalism from the University of Illinois at Chicago and Northwestern University.

Jeffrey A. Edwards has been Chief Financial Officer of the Company since closing of the merger with OMNI on April 30, 1997. He had been Chief Financial Officer of OMNI from January 1997 to closing of the merger. From 1992 to 1997 he operated Profit Technology Systems doing financial and management consulting. Prior to that he spent four years as Division Finance Director with Wendy's International . He is a Certified Public Accountant and holds a BS degree in Finance from the University of Oregon and an MBA from Portland State University.

Item 10 Executive Compensation

The following table sets forth remuneration paid to certain executive officers for the fiscal years ended April 30, 1996 and April 30, 1997, respectively:


                                     SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                          Annual Compensation                            Compensation
                               ------------------------------------------      ---------------------------------

                                                                 Other
                               Year                              Annual
                               Ended                             Compen-        Options       LTIP     All other
Name and Principal Position    April 30     Salary    Bonus      sation           SARs       Payments     Comp.
---------------------------    --------     ------    ------    ---------      ----------   ---------- ----------

Michael L. DeBonny             1997         151,814      0           0           618,144          0         0
CEO, President                 1996         120,918    8,026         0               0            0         0
and Treasurer                  1995         120,457      0           0           324,525          0         0

Ronald G. Nutting              1997         106,544      0           0              0             0         0
Executive Vice President       1996          88,179    5,538         0              0             0         0
and Secretary                  1995          87,803      0           0              0             0         0



          The  Company's  nonsalaried  directors  receive  $1,000 for each Board
          meeting  attended   together  with   reimbursement  for  out-of-pocket
          expenses in attending Board meetings.

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

     Name and Address of                  Number of
   Beneficial Owner(1)(2)               Shares Owned                 Percent of
   ----------------------               ------------                 ----------
            Class
            -----

   Joseph Barclay (2) (3)                   30,907                        *
   c/o Cascade Corporation
   2020 SW 4th Avenue
   Portland, OR 97201

   Michael L. DeBonny (4)                1,625,627                      24%
   16101 Parelius Circle
   Lake Oswego, OR 97034

   John E. Hart (5)                        103,039                     1.5%
   Box 2495
   Grass Valley, CA 95945

   Richard A. Kreitzberg (6)               834,643                    12.3%
   3332 El Dorado Loop South
   Salem, OR 97032

   Edward S. Smith (7)                     572,087                     8.4%
   921 SW Washington St., Ste. 762
   Portland, OR 97205

   Ronald J. Gangemi (8)                   447,788                     6.6%
   11950 Willow Valley Road
   Nevada City, CA 95959

   All officers and directors            3,603,859                    53.2%
   as a group (8 persons)

*Less than 1%
----------

(1) Assumes no exercise or conversion of (i) common stock purchase warrants and underwriter's warrants issued in conjunction with the Company's 1994 public offering, outstanding warrants, options or other commitments of the Company that are convertible into or exercisable for shares of Common Stock, except that Common Stock obtainable by persons named in the above table upon exercise of options is deemed outstanding and beneficially owned by such persons in calculating their percentage ownership; or (ii) the Series B Preferred Stock.

(2) Does not include shares of Series B Preferred Stock held by the person listed.

(3) Includes options held by Mr. Barclay to purchase 30,907 shares under the Company's Incentive Stock Option Plan.

(4) Includes options held by Mr. DeBonny to purchase 942,670 shares under the Company's Incentive Stock Option Plan.

(5) Includes options held by Mr. Hart to purchase 50,000 shares under the Company's Incentive Stock Option Plan.

(6) Includes shares owned by Mr. Kreitzberg's spouse. Also includes options held by Mr. Kreitzberg to purchase 30,907 shares under the Company's Incentive Stock Option Plan

(7) Includes options held by Mr. Smith to purchase 92,722 shares under the Company's Incentive Stock Option Plan.

(8)  Includes shares owned by Mr. Gangemi's spouse and children.

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

          In February, 1997, three OMNI directors (Messrs. DeBonny, Kreitzberg and Smith) purchased shares in OMNI for a total of $99,617 at $3.50 per share. Simultaneously, put agreements were executed requiring the Company to purchase those shares at a price equivalent to $4.00 per share 120 days following the investment. Mr. Kreitzberg exercised his put and his shares were repurchased in June, 1997. The put agreements with Messrs. DeBonny and Smith were extended 120 days and the put price increased to the equivalent of $4.25 per OMNI share, or a total of $88,272.

          In March, 1997, OMNI entered into a short term equipment rental agreement with one of its directors, Edward S. Smith.

          As a condition of the merger transaction with OMNI, the Company entered into agreements with Messrs. Hart and Gangemi to exchange all of their Series A preferred stock (60,000 and 750,000 shares respectively) for 20,000 and 250,000 shares, respectively, of Series B preferred stock.

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

b.  No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                Index of Exhibits
                                -----------------



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

2.01          Certificate of Incorporation of the Registrant (1)

2.02          Bylaws of the Registrant (1)

2.03          Migratory Merger Agreement (1)

2.04          Bylaws of the Registrant as amended December 10, 1994 (1)

2.05          Certificate of Designation of Preferences of Series B Preferred
              Shares

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

10.02         Employment Agreement (Mr. Gangemi) (1)

10.03         Agreement with LBI general partnership (1)

10.04         Employment Agreement (Mr. Hart) (2)

10.05         Gish Biomedical, Inc. Asset Purchase Agreement, dated September
              13, 1995 (4)

10.06         Merger Agreement and Plan of Reorganization (5)

10.07         Letter from Perry-Smith & Co. (former accountant dated July 24,
              1997) pursuant to Item 304 (a) (3) of Regulation S-K (6)

10.08         Employment Agreement (Mr. DeBonny)

11.01         Statement of Computation of Per Share Loss (1)

11.02         Statement of Computation of Per Share Loss (1)

11.03         Statement of Computation of Per Share Loss (1)

11.04         Statement of Computation of Per Share Loss (2)

24.01         Consent of Perry-Smith & Co. (1)

24.02         Consent of John Hart, Esq. (See 5.01, above.) (1)

24.03         Consent of Gary A. Agron (1)

24.04         Consent of Perry-Smith & Co. (1)

24.05         Consent of Perry-Smith & Co. (1)

24.06         Consent of Perry-Smith & Co. (1)

24.07         Consent of Perry-Smith & Co. (3)

27.01         Financial Data Schedule--September 30, 1996 (7)

27.02         Financial Data Schedule--December 31, 1996 (7)

27.03         Financial Data Schedule--March 31, 1997 (7)

27.04         Financial Data Schedule--April 30, 1997


(1) Previously filed as part of the Company's SB-2 Registration Statement filed on February 11, 1994, as amended and effective on May 13, 1994.

(2) Previously filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

(3) Previously filed as an Exhibit to the Company's Post Effective Amendment No. 1 to Form SB-2 Registration Statement filed on March 10, 1995 and effective on March 28, 1995.

(4) Previously filed as an Exhibit to the Company's Preliminary Proxy Statement filed October 24, 1995.

(5)  Previously filed as an Exhibit to the Company's Form 8-K filed May 2, 1997.

(6)  Previously  filed as an  Exhibit to the  Company's  Form 8-K filed July 30,
     1997.

(7) Previously filed as an Exhibit to the Company's annual or quarterly report for the period ending the indicated date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Creative Medical Development, Inc.
                                                 (Registrant)


                                      By /s/  MICHAEL L. DEBONNY
                                         ---------------------------------------
                                                 (Signature and Title)
                                                  Michael L. DeBonny
                                          Chief Executive Officer and Director

                                      Date    August 12, 1997
                                              ----------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /S/  JEFF EDWARDS                          By  /S/  JOSEPH J. BARCLAY
   -------------------------------              --------------------------------
       (Signature and Title)                       (Signature and Title)
           Jeff Edwards                           Joseph J. Barclay, Director
      Chief Financial Officer

Date  August 12, 1997                        Date   August 12, 1997
     ------------------------------                -----------------------------

By  /S/  JOHN E. HART
   --------------------------------
        (Signature and Title)
       John E. Hart, Director

Date  August 12, 1997