Form 10QSB
period 1997-07-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-09-19
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

 X   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange act
---- of 1934

     For the quarterly period ended July 31, 1997
                                    -------------

     Transition report under Section 13 or 15(d) of the Exchange Act
----
     For the transition period from                  to
                                   -----------------   ----------------

     Commission file number Securities Act Registration No. 33-75276
                                                           ----------

                       Creative Medical Development, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                             68-0281098
 ------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification NO.)


                   975 SE Sandy Blvd. Portland, Oregon 97214
                   -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (503) 230-8034
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----     -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        No
                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,554,337 Common Shares and 622,065 Series B Preferred Shares all at $.01 par value were outstanding as of August 31, 1997.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL

     Item 1. Financial Statements

               Unaudited Consolidated Balance Sheets.........................1

               Unaudited Consolidated Statements of Operations...............2

               Unaudited Consolidated Statements of Cash Flows...............3

               Notes to Unaudited Consolidated Financial
               Statements....................................................4

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations.................7


PART II.  OTHER INFORMATION..................................................9

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES...................................................................10

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                July 31, 1997     April 30, 1997
                                                 (Unaudited)
                                                 -----------       ------------
Current Assets:
     Cash                                       $          0       $    139,635
     Book overdraft                                  (4,960)                  0
     Investment Securities                                 0            755,123
     Accounts receivable, net                      2,084,493          1,818,109
     Inventories, net                              2,429,265          2,494,743
     Prepaid expenses and deposits                   257,946             20,680
                                                 -----------       ------------
        Total current assets                       4,766,744          5,228,290

     Real estate held for sale                     1,500,000          1,500,000
     Property, plant and equipment, net            3,988,538          4,286,656
     Organization costs, net                         208,213            237,955
                                                 -----------        -----------
                                                $ 10,463,495       $ 11,252,901
                                               -------------       ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts Payable                            $  1,415,815      $  1,364,079
     Accrued Liabilities                              674,322         1,150,604
     Notes Payable                                  3,112,598         4,376,723
     Current portion of long-term debt                 70,746            31,000
                                                 ------------      ------------
                                                 $  5,273,481      $  6,922,406

Long-term debt, less current portion             $  3,594,585      $  2,845,276
Deferred Revenue                                       79,084                 0
Non-current accrued liabilities                       265,950           265,950

Commitments and contingencies

Stockholders' equity:
     Common Stock                                $     55,305      $     55,543
     Preferred stock                                    6,221             6,221
     Additional paid in capital                     2,419,842         2,444,606
     Retained earnings (deficit)                 $ (1,230,975)     $ (1,287,101)
                                                 ------------      ------------
         Total stockholders' equity              $  1,250,393      $  1,219,269
                                                 ------------      ------------

                                                 $ 10,463,495      $ 11,252,901
                                                 ------------      ------------

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Quarter          Quarter
                                                       Ended            Ended
                                                      July 31          July 31
                                                       1997             1996
                                                   -----------      -----------

Sales                                              $ 3,826,383      $ 3,813,037
Cost of sales                                        2,837,363        2,768,962
                                                   -----------      -----------
     Gross profit                                      989,020        1,044,075

Selling expenses                                       335,801          336,223
Administrative expenses                                393,870          368,264
Research and development                                 1,650            7,471
                                                   -----------      -----------
                                                       731,321          711,958

     Earnings from operations                          257,699          332,117

Other income (expense):
     Interest expense                                 (167,529)        (177,126)
     Miscellaneous expense                             (34,042)         (22,828)
                                                   -----------      -----------
         Total other expense                          (201,563)        (199,954)

         Earnings before income taxes                   56,128          132,163

Income taxes                                                 0           49,099
                                                   -----------      -----------

     Net earnings                                  $    56,128      $    83,064
                                                   -----------      -----------

Net earnings per share                             $      0.01      $      0.01
                                                   -----------      -----------

Weighted average common shares
 outstanding                                       $ 5,546,412      $ 5,554,337
                                                   -----------      -----------



                                   CREATIVE MEDICAL DEVELOPMENT, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOW

                                                                          Quarter              Quarter
                                                                           Ended                Ended
                                                                          July 31              July 31
                                                                           1997                  1996
                                                                        ---------             ---------
Cash Flows from Operating Activities
Net Income                                                              $  56,128             $  83,096
Adjustments to reconcile net income to
   net cash provided (used) by change in assets and liabilities:
     Depreciation                                                          66,167                89,473
     Amortization                                                          29,744                29,812
     Cash provided (used) by current assets and libilities:
         Accounts receivable                                             (266,385)             (487,622)
         Inventories                                                       65,479               112,829
         Prepaid expenses and deposits                                   (237,267)              (21,147)
         Accounts payable                                                 (99,610)              (96,201)
         Accrued liabilities                                                9,562               242,931
         Income taxes payable                                                   0                49,115
         Deferred gain                                                     79,084                     0
                                                                        ---------             ---------
     Net cash provided (used) by operating activities                    (297,098)                1,754

Cash Flow from Investing Activities
Proceeds from sale of plant, property & equipment                         418,757                     0
Purchase of plant, property & equipment                                  (186,807)             (129,365)
Proceeds from sale of investment securities                               755,123                     0
                                                                        ---------             ---------

     Net cash provided (used) in investing activities                     987,073              (129,365)

Cash Flows from Financing Activities
Payments to acquire common stock                                          (25,003)                    0
Net payments on notes payable                                            (433,465)               (3,766)
Net payments on long term debt                                           (376,103)             (239,701)
                                                                        ---------             ---------
     Net cash provided (used) by financing activities                    (834,571)             (243,467)

Net increase (decrease) in cash and cash equivalents                    ($144,596)            ($371,078)

Cash and cash equivalents at beginning of period                        $ 139,636             $ 382,032
Cash and Cash equivalents at end of period                                 (4,960)            $  10,955
                                                                        ---------             ---------





                       CREATIVE MEDICAL DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1997, included in the Company's Form 10-KSB.


(2) DESCRIPTION OF THE COMPANY, BASIS OF PRESENTATION AND CHANGE IN REPORTING ENTITY

     Creative Medical Development, Inc. (CMD), incorporated in California on July 20, 1992, designed, developed, manufactured and marketed propriety ambulatory infusion therapy products for alternate site patient care. On September 13, 1995, CMD sold substantially all of its operating assets and technology and until May 1, 1997, did not have significant operating results.

     Effective April 30, 1997, CMD and OMNI  International  Rail Products,  Inc.
     (OMNI), completed an agreement and plan of merger which provided for the merger of OMNI with and into a wholly-owned subsidiary of CMD (collectively, the Company). Upon consummation of the merger, OMNI's name changed to OMNI Products, Inc. Just prior to the closing of the merger, OMNI completed a recapitalization in which the Board of Directors authorized the conversion of:

     * Series B preferred stock into Series A preferred stock (new Series A preferred stock);

     * 650,000 shares of new Series A preferred stock into 260,000 shares of common stock;

     * $188,812 in accrued dividends into 75,525 shares of common stock.

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

     Upon the completion of the transaction, former OMNI security holders owned approximately 67% of the total outstanding shares of the Company on a fully diluted basis. The initial ownership ratio is subject to adjustment one year after the closing of the transaction. The final ownership ratio will reflect any adjustments resulting from differences between the assumed value of CMD's net assets at the time of the merger and a final determination to be made as of April 30, 1998. If the final ownership ratio differs from the initial ownership ratio in favor of OMNI, OMNI's shareholders will receive additional shares of CMD common and Series B preferred stock as necessary to reflect the final ownership ratio thus increasing the OMNI shareholder's relative ownership. If the final ownership ratio differs from the initial ownership ratio in favor of CMD, an amount up to 10% of the CMD common stock and Series B preferred stock issued to an escrow for OMNI's shareholders will be canceled as necessary to reflect the final ownership ratio, thus decreasing the relative percentage ownership of OMNI's shareholders. In no case will this adjustment result in OMNI's shareholders owning less than 64.3% of the total outstanding shares.

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

(3)  DEBT

     On September 19, 1997 the Company executed an agreement with Finova Capital Corporation (Finova) regarding a term loan payable and a capital expenditure loan payable. The prinicpal balances outstanding on the two loans as of July 31, 1997 were $1,083,982 and $600,090. Under the terms of the agreement, the maturity date for both loans is extended to August 31, 1999. Accordingly, the Company has classified the non-current portion of these two loans of $956,573 as long-term debt, less current portion, in the July 31, 1997 balance sheet.

(4)  PUT AGREEMENT

     The Company has a stock put agreement with four individuals, three of whom are board members. Under the agreement, holders of the put could require the Company to purchase 111,741 shares valued at $134,285 in June 1997. In June 1997, the Company repurchased 23,774 shares at a value of $28,571. The Company is required under the stock put agreement to repurchase 87,967 shares at a value of $120,962 on October 3, 1997.

(5)  LEGAL SETTLEMENT

     On July 24, 1997, the Company entered into a settlement agreement arising from disputed royalty payments. The terms of the settlement agreement required the Company pay $50,000 within sixty days of the agreement date and $20,000 per quarter for five years thereafter. Management has reserved the discounted present value of the settlement.

(6)  SALE - LEASEBACK

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

(7)  NET (LOSS) EARNINGS PER SHARE

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------------

     Background
     ----------

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

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended July 31, 1997 and 1996 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

     Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statments are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and are discussed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The forward-looking statements included in this Report speak only as of the date hereof.

     The Company, on April 30, 1997, completed an agreement and plan of merger with OMNI International Rail Products, Inc. (OMNI). For financial reporting purposes, the transaction is considered a reverse acquisition and has been accounted for under the purchase method of accounting. Thus, the operating results presented and discussed herein reflect only the activity of OMNI.



                           Results of Operations--Quarter ended July 31, 1997
                             Compared with the Quarter ended July 31, 1996


                                     As of and for the Quarters Ended
                                                July 31
                                 ----------------------------------------
                                   (In thousands except per share data)

                                          1997                 1996
                                         -------              ------
         Revenue                          3826                 3813
         Gross Profit                     25.8%                27.4%
         Earnings from Operations          6.7%                 8.7%
         Net earnings                      1.5%                 2.2%
         Net earnings per share           $0.01                $0.01


REVENUE

The Company derives its revenues from the sale of premium-grade rail crossings to railroads, general contractors and municipalities. Revenues for the quarter ended July 31, 1997 were $3,826,383 as compared to $3,813,037 for the quarter ended July 31, 1996 representing an increase of 0.3%.

COST OF SALES

Cost of sales increased from $2,768,962 in the quarter ended July 31, 1996 to $2,837,363 in the quarter ended July 31, 1997. As a percentage of sales, cost of sales increased from 72.7% to 74.2%. This increase was due largely to the fact that production of certain products are temporarily being out-sourced, resulting in a higher unit manufacturing cost.

SELLING EXPENSES

Selling expenses for the quarter ended July 31, 1997 were $335,801 compared to $336,223 for the quarter ended July 31, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended July 31, 1997 increased to $393,870 which was a 7% increase over the quarter ended July 31, 1996. General and administrative expenses for the quarter ended July 31, 1997 included the cost of a Chief Financial Officer and a Customer Service
Specialist, as well as substantial costs for accounting and other outside services.

INTEREST EXPENSE

Interest expense in the quarter ended July 31, 1997 was $167,529 as compared to $177,126 in the quarter ended July 31, 1996. The decrease reflects the Company's continuing amortization of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997 the Company had a net overdraft in its cash account of $4,960. Cash generated from operations during the quarter was $146,722.

Net working capital at July 31, 1997 amounted to ($506,737) because current debt maturities and other short-term commitments exceeded the Company's liquid assets available to pay such obligations.

On July 30, 1997 the Company entered into a letter of intent for an equity investment and the Company's acquisition of certain assets in exchange for common stock of the Company. If that transaction closes as planned, management believes that it will provide adequate capital to fund the Company's working capital and capital expenditure needs. Otherwise, depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise equity capital. Such sources could include mergers or private equity placements. There can be no assurance that the proposed transaction covered by the letter of intent will close or that such funds will be available on a favorable basis, if at all. In the event that the Company is unable to obtain such additional equity capital, its operations may be significantly reduced.

The Company's capital  expenditures  during the quarter ended July 31, 1997 were
$186,807.   Expenditures  were  incurred   primarily  for  equipment  to  expand
production capacity.

The Company's stock is traded on the OTC Electronic Bulletin Board.


OTHER INFORMATION - PART II

Item 1. Legal Proceedings

         Not applicable.

Item 2. Changes in Securities

         Not applicable

Item 3. Defaults on Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          27.05 Financial Data Schedule July 31, 1997.

          10.09 Lease of Portland facility pursuant to sale and leaseback agreement.

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K was filed May 3, 1997, covering the merger transaction with Omni.

          A report on Form 8-K was filed July 30, 1997, covering the Company's change of accountant's and change of fiscal year end, as well as the financial information related to the merger transaction with Omni.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Creative Medical Development, Inc.
----------------------------------

Registrant


September 19, 1997                        /s/  Michael L. DeBonny
------------------                        --------------------------------------
Date                                      Michael L. DeBonny
                                          Chief Executive Officer


September 19 , 1997                       /s/  Jeff Edwards
-------------------                       --------------------------------------
Date                                      Jeff Edwards
                                          CFO