Form 10QSB
period 1997-10-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-12-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


 (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October  31, 1997
                                       -----------------

 __   Transition report under Section 13 or 15(d) of the Exchange Act

 For the transition period from               to

 Commission file number Securities Act Registration No. 33-75276
                                                        --------

                       Creative Medical Development, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                    68-0281098
---------------------------------           ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification NO.)
   Incorporation or Organization)


975 SE Sandy Blvd. Portland, Oregon 97214
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(503) 230-8034                  (Issuer's Telephone Number, Including Area Code)
--------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,554,337 Common Shares and 622,065 Series B Preferred Shares all at $.01 par value were outstanding as of Novembert 30, 1997.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                      INDEX


PART I. FINANCIAL

    Item 1. Financial Statements

                 Unaudited Consolidated Balance Sheets.......................1

                 Unaudited Consolidated Statements of Operations.............2

                 Unaudited Consolidated Statements of Cash Flows.............3

                 Notes to Unaudited Consolidated Financial
                 Statements..................................................4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................7


PART II. OTHER INFORMATION...................................................9

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................................10

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               October 31, 1997   April 30, 1997
                                                  (Unaudited)
                                               ----------------   --------------
Current Assets:
     Cash                                        $    114,633      $    139,635
     Investment securities                                 --           755,123
     Accounts receivable, net                       2,667,057         1,818,109
     Inventories, net                               2,398,397         2,494,743
     Prepaid expenses and deposits                    199,002            20,680
                                                 ------------      ------------
         Total current assets                       5,379,089         5,228,290

     Real estate held for sale                      1,500,000         1,500,000
     Property, plant and equipment, net             3,906,317         4,286,656
     Organization costs, net                          178,468           237,955
                                                 ------------      ------------

                                                 $ 10,963,874      $ 11,252,901
                                                 ------------      ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                            $  1,903,186      $  1,364,079
     Accrued liabilities                              943,207         1,150,604
     Notes payable                                  2,606,419         4,376,723
     Current portion of long-term debt                898,480            31,000
                                                 ------------      ------------
                                                    6,351,292         6,922,406

Long-term debt, less current portion                3,039,550         2,845,276
Deferred Revenue                                       74,923                --
Non-current accrued liabilities                       245,200           265,950

Stockholders' equity:
     Common stock                                      55,305            55,543
     Preferred stock                                    6,221             6,221
     Additional paid in capital                     2,419,841         2,444,606
     Retained deficit                              (1,228,458)       (1,287,101)
                                                 ------------      ------------
         Total stockholders' equity                 1,252,909         1,219,269
                                                 ------------      ------------

                                                 $ 10,963,874      $ 11,252,901
                                                 ------------      ------------




CREATIVE MEDICAL DEVELOPMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Quarter             Quarter           Six Months         Six months
                                               Ended               Ended              Ended              Ended
                                          October 31, 1997    October 31, 1996   October 31, 1997   October 31, 1996
                                          ----------------    ----------------   ----------------   ----------------
Sales                                        $ 4,762,624        $ 4,231,000        $ 8,589,007        $ 8,044,037
Cost of sales                                  3,722,379          3,183,277          6,559,742          5,952,239
                                             -----------        -----------        -----------        -----------
     Gross profit                              1,040,245          1,047,723          2,029,265          2,091,798

Selling expenses                                 470,223            311,284            806,024            647,507
Administrative expenses                          315,257            266,239            709,127            634,503
Research and development                          61,945             84,015             63,595             91,486
                                             -----------        -----------        -----------        -----------
                                                 847,425            661,538          1,578,746          1,373,496

     Earnings from operations                    192,820            386,185            450,519            718,302

Other income (expense):
     Interest expense                           (160,289)          (174,595)          (327,818)          (351,721)
     Miscellaneous expense                       (30,016)           (33,830)           (64,058)           (56,658)
                                             -----------        -----------        -----------        -----------
         Total other expense                    (190,305)          (208,425)          (391,876)          (408,379)

         Earnings before income taxes              2,515            177,760             58,643            309,923

Income taxes                                           0             71,277                  0            120,376
                                             -----------        -----------        -----------        -----------

     Net earnings                            $     2,515        $   106,483        $    58,643        $   189,547

Net earnings per share                       $      0.00        $      0.02        $      0.01        $      0.03
                                             -----------        -----------        -----------        -----------

Weighted average common shares outstanding     5,530,563          5,554,337          5,538,486          5,554,337



                                                        2

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      Six months     Six months
                                                        ended           ended
                                                      October 31,    October 31,
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities
     Net earnings                                    $    58,643    $   189,547
     Adjustments to reconcile net earnings
       to net cash
         Provided by operating activities:
              Depreciation                               165,157        185,478
              Amortization                                59,488         59,625
              Cash provided (used) by current
                assets and liabilities:
                  Accounts receivable                   (848,947)    (1,121,152)
                  Inventories                             96,348        (11,039)
                  Prepaid expenses and deposits         (178,322)       (65,467)
                  Accounts payable                       387,764        (15,810)
                  Accrued liabilities                     12,496        373,440
                  Income taxes payable                      --          185,687
                  Deferred gain                           74,923           --
                                                     -----------    -----------
              Net cash used by
                operating activities                    (172,450)      (219,691)

Cash flows from investing activities:
     Proceeds from sale of assets                        380,471           --
     Purchase of property, plant and equipment          (165,292)      (192,849)
     Proceeds from sale of investment securities         755,123           --
                                                     -----------    -----------
              Net cash provided (used) by
                investing activities                     970,302       (192,849)

Cash Flows from financing activities
     Payments to acquire common stock                    (25,003)          --
     Net payments on notes payable                        (2,162)       232,646
     Net payments on long term debt                     (795,689)      (269,771)
                                                     -----------    -----------
              Net cash provided (used) by
                financing activities                    (822,854)       (37,125)

     Net decrease in cash                            $   (25,002)   $  (449,665)

     Cash at beginning of period                     $   139,635    $   382,032
     Cash at end of period                               114,633        (67,633)

                       CREATIVE MEDICAL DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1997, included in the Company's Form 10-KSB.


(2) DESCRIPTION OF THE COMPANY, BASIS OF PRESENTATION AND CHANGE IN REPORTING ENTITY

     Creative Medical Development, Inc. (CMD), incorporated in California on October 20, 1992, designed, developed, manufactured and marketed propriety ambulatory infusion therapy products for alternate site patient care. On September 13, 1995, CMD sold substantially all of its operating assets and technology and until May 1, 1997, did not have significant operating results.

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

     The prinicpal balances outstanding on the two loans as of October 31, 1997 were $918,982 and $555,940. Under the terms of the agreement, the maturity date for both loans is extended to August 31, 1999.

(4)  PUT AGREEMENT

     The Company had a stock put agreement with four individuals, three of whom are directors of the Company. Under the agreement, holders of the put could require the Company to purchase 111,741 shares valued at $134,285 in June 1997. In June 1997, the Company repurchased from one director all of his shares subject to the put agreement (23,774 shares) at a value of $28,571 and the agreement with the other three individuals was amended such that the Company could be required to repurchase 87,967 shares at a value of $120,962 on October 3, 1997. In September, 1997 the agreement was again amended such that the Company now could be required to repurchase 87,967 shares no later than February 3, 1998 and earlier than that date upon the occurrence of certain events. The price to repurchase the shares increases at the rate of 3.58% per month.

(5)  NET (LOSS) EARNINGS PER SHARE

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

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended October 31, 1997 and 1996 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

             Results of Operations -- Quarter ended October 31, 1997
                Compared with the Quarter ended October 31, 1996


                                      As of and for the Quarters Ended
                                                October 31
                                      --------------------------------

                                         1997                   1996
                                      ----------             ----------
         Revenue                      $4,762,224             $4,231,000
         Gross Profit                      21.8%                  24.8%
         Earnings from Operations           4.0%                   9.1%
         Net earnings                     $2,515               $106,483
         Net earnings per share            $0.00                  $0.02

REVENUE

The Company derives its revenues from the sale of premium-grade rail crossings to railroads, general contractors and municipalities. Revenues for the quarter ended October 31, 1997 were $4,762,224 as compared to $4,231,000 for the quarter ended October 31, 1996 representing an increase of 12.6%.

COST OF SALES

Cost of sales increased from $3,183,277 in the quarter ended October 31, 1996 to $3,722,379 in the quarter ended October 31, 1997. As a percentage of sales, cost of sales increased from 75.2% to 78.2%. This increase was due largely to:

1. production of certain products temporarily being out-sourced, resulting in a higher unit manufacturing cost.

2. approximately $139,000 of obsolete inventory written off during the quarter.

SELLING EXPENSES

Selling expenses for the quarter ended October 31, 1997 were $470,223 compared to $311,284 for the quarter ended October 31, 1996, an increase of $158,939. Approximately $30,000 of this increase was a reclassification of salary costs from General and Administrative Expense. The balance of the increase is due to increased sales commissions as a result of the higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended October 31, 1997 increased to $315,257 which was a 15% increase over the quarter ended October 31, 1996. Most of the increase was due to higher levels of spending on legal expenses and consulting fees.

INTEREST EXPENSE

Interest expense in the quarter ended October 31, 1997 was $160,289 as compared to $174,595 in the quarter ended October 31, 1996. The decrease reflects the Company's continuing amortization of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997 the Company had a balance of $114,633 in its cash account. Cash used for operations during the quarter was $343,900.

Net working capital at October 31, 1997 amounted to ($972,203) because current debt maturities and other short-term commitments exceeded the Company's liquid assets available to pay such obligations.

The Company believes that it will need to raise additional equity capital to fund its working capital and capital expenditure needs. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise equity capital. Such sources could include mergers or private equity placements. There can be no assurance that such funds will be available on a favorable basis, if at all. In the event that the Company is unable to obtain such additional equity capital, its operations may be significantly reduced.

The Company's capital expenditures during the quarter ended October 31, 1997 were $16,771. Those expenditures were primarily for equipment to expand production capacity.

The Company's stock is traded on the OTC Electronic Bulletin Board.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

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

     (a)  Exhibits
          --------

          27.06 Financial Data Schedule October 31, 1997.

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K was filed November 12 , 1997, covering the termination of negotiations under a letter of intent for a capital investment in the Company and acquisition of certain assets.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Medical Development, Inc.
----------------------------------

Registrant

December 12, 1997                                    /s/ Michael L. DeBonny
-----------------                                    ----------------------
Date                                                 Michael L. DeBonny
                                                     Chief Executive Officer


December 12, 1997                                    /s/ Jeff Edwards
-----------------                                    ----------------
Date                                                 Jeff Edwards
                                                     CFO