Form 10QSB/A
period 1997-10-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1997-12-16
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB/A


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




CREATIVE MEDICAL DEVELOPMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Quarter             Quarter           Six Months         Six months
                                               Ended               Ended              Ended              Ended
                                          October 31, 1997    October 31, 1996   October 31, 1997   October 31, 1996
                                          ----------------    ----------------   ----------------   ----------------
Sales                                        $ 4,762,624        $ 4,231,000        $ 8,589,007        $ 8,044,037
Cost of sales                                  3,722,379          3,183,277          6,559,742          5,952,239
                                             -----------        -----------        -----------        -----------
     Gross profit                              1,040,245          1,047,723          2,029,265          2,091,798

Selling expenses                                 470,223            311,284            806,024            647,507
Administrative expenses                          315,257            266,239            709,127            634,503
Research and development                          61,945             84,015             63,595             91,486
                                             -----------        -----------        -----------        -----------
                                                 847,425            661,538          1,578,746          1,373,496

     Earnings from operations                    192,820            386,185            450,519            718,302

Other income (expense):
     Interest expense                           (160,289)          (174,595)          (327,818)          (351,721)
     Miscellaneous expense                       (30,016)           (33,830)           (64,058)           (56,658)
                                             -----------        -----------        -----------        -----------
         Total other expense                    (190,305)          (208,425)          (391,876)          (408,379)

         Earnings before income taxes              2,515            177,760             58,643            309,923

Income taxes                                        --               71,277               --              120,376
                                             -----------        -----------        -----------        -----------

     Net earnings                            $     2,515        $   106,483        $    58,643        $   189,547

Net earnings per share                       $      0.00        $      0.02        $      0.01        $      0.03
                                             -----------        -----------        -----------        -----------

Weighted average common shares outstanding     5,530,563          5,554,337          5,538,486          5,554,337



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

             Results of Operations -- Quarter ended October 31, 1997
                Compared with the Quarter ended October 31, 1996


                                      As of and for the Quarters Ended
                                                October 31
                                      --------------------------------

                                         1997                   1996
                                      ----------             ----------
         Revenue                      $4,762,624             $4,231,000
         Gross Profit                      21.8%                  24.8%
         Earnings from Operations           4.0%                   9.1%
         Net earnings                     $2,515               $106,483
         Net earnings per share            $0.00                  $0.02

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

SELLING EXPENSES

Selling expenses for the quarter ended October 31, 1997 were $470,223 compared to $311,284 for the quarter ended October 31, 1996, an increase of $158,939. Most of the increase is due to increased sales commissions as a result of the higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended October 31, 1997 increased to $315,257 which was an 18.4% increase over the quarter ended October 31, 1996. Most of the increase was due to higher levels of spending on legal expenses and consulting fees.

INTEREST EXPENSE

Interest expense in the quarter ended October 31, 1997 was $160,289 as compared to $174,595 in the quarter ended October 31, 1996. The decrease reflects the Company's scheduled principal payments on long term debt.

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