Form 10QSB
period 1998-01-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1998-03-17
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

     X    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
    ---   act of 1934

          For the quarterly period ended January 31, 1998

    ---   Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _______________  to _______________

          Commission file number Securities Act Registration No. 33-75276

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


        975 SE Sandy Blvd. Portland, Oregon 97214 (Address of Principal
        ---------------------------------------------------------------
                               (Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,554,337 Common Shares and 622,065 Series B Preferred Shares all at $.01 par value were outstanding as of February 28, 1998.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                      INDEX


PART I. FINANCIAL

     Item 1. Financial Statements

             Unaudited Consolidated Balance Sheets............................1

             Unaudited Consolidated Statements of Operations..................2

             Unaudited Consolidated Statements of Cash Flows..................3

             Notes to Unaudited Consolidated Financial
             Statements.......................................................4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................7


PART II. OTHER INFORMATION...................................................10

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES...................................................................10

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                             January 31, 1998    April 30, 1997
                                               (Unaudited)
Current Assets:                                ------------      ------------
     Cash (Overdraft)                          $     (6,690)     $    139,635
     Investment securities                             --             755,123
     Accounts receivable, net                     1,638,619         1,818,109
     Inventories, net                             2,387,813         2,494,743
     Prepaid expenses and deposits                   93,621            20,680
                                               ------------      ------------
        Total current assets                      4,113,361         5,228,290

     Real estate held for sale                    1,500,000         1,500,000
     Property, plant and equipment, net           3,821,705         4,286,656
     Organization costs, net                        148,723           237,955
                                               ------------      ------------
                                               $  9,583,789      $ 11,252,901
                                               ------------      ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable                          $  1,454,881      $  1,364,079
     Accrued liabilities                            825,829         1,150,604
     Notes payable                                2,256,617         4,376,723
     Current portion of long-term debt              866,876            31,000
                                               ------------      ------------
                                               $  5,404,203      $  6,922,406
                                               ------------      ------------

Long-term debt, less current portion           $  2,845,350      $  2,845,276
Deferred revenue                                     70,760
Non-current accrued liabilities                     234,000           265,950

Stockholders' equity:
     Common stock                              $     55,305      $     55,543
     Preferred stock                                  6,221             6,221
     Additional paid in capital                   2,419,842         2,444,606
     Retained deficit                          $ (1,451,892)     $ (1,287,101)
                                               ------------      ------------
         Total stockholders' equity            $  1,029,476      $  1,219,269
                                               ------------      ------------

                                               $  9,583,789      $ 11,252,901
                                               ============      ============





                                  CREATIVE MEDICAL DEVELOPMENT, INC.
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Quarter         Quarter       Nine months    Nine months
                                                   Ended           Ended           Ended          Ended
                                                 January 31      January 31      January 31     January 31
                                                    1998           1997            1998            1997
                                               ------------    ------------    ------------    ------------

Sales                                          $  3,769,467    $  2,385,005    $ 12,358,474    $ 10,429,042
Cost of sales                                     2,948,516       1,980,183       9,508,258       7,932,422
                                               ------------    ------------    ------------    ------------
     Gross profit                                   820,951         404,822       2,850,216       2,496,620

Selling expenses                                    412,093         263,552       1,218,117         911,059
Administrative expenses                             408,641         301,595       1,117,768         936,098
Research and development                             32,909          48,120          96,504         139,606
                                               ------------    ------------    ------------    ------------
                                                    853,643         613,267       2,432,389       1,986,763

     Earnings (loss) from operations                (32,692)       (208,445)        417,827         509,857

Other income (expense):
     Interest expense                              (185,776)       (171,094)       (513,594)       (522,815)
     Miscellaneous expense                           (3,070)        (27,174)        (67,128)        (83,832)
                                               ------------    ------------    ------------    ------------
         Total other expense                       (188,846)       (198,268)       (580,722)       (606,647)

         Earnings (loss) before income taxes       (221,538)       (406,713)       (162,895)        (96,790)

Income taxes                                           --          (128,879)          1,894          (8,504)
                                               ------------    ------------    ------------    ------------

     Net earnings  (loss)                      $   (221,538)   $   (277,834)   $   (164,789)   $    (88,287)

Net earnings per share                         $      (0.04)   $      (0.05)   $      (0.03)   $      (0.02)
                                               ------------    ------------    ------------    ------------

Weighted average common shares outstanding        5,530,563       5,554,337       5,535,855       5,554,337







                                                      2



                             CREATIVE MEDICAL DEVELOPMENT, INC.
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine months    Nine Months
                                                                     Ended         Ended
                                                                  January 31    January 31
                                                                     1998          1997
                                                                 -----------    -----------
Cash flows from operating activities
     Net earnings                                                $  (164,789)   $   (22,813)
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Depreciation                                           257,257        279,578
              Amortization                                            89,233         89,437
              Cash provided (used) by current assets
                and liabilities:
                  Accounts receivable                                179,490         60,247
                  Inventories                                        106,931       (214,824)
                  Prepaid expenses and deposits                      (72,940)       (50,123)
                  Accounts payable                                   (60,545)        (7,113)
                  Accrued liabilities                               (104,881)         5,587
                  Income taxes payable                                  --           56,807
                  Deferred gain                                       70,760           --
                                                                 -----------    -----------
              Net cash provided (used) by operating activities       300,516        196,783

Cash flow from investing activities
     Proceeds from sale of assets                                    380,471           --
     Purchase of plant, property & equipment                        (172,777)      (279,779)
     Proceeds from sale of investment securities                     755,123           --
                                                                 -----------    -----------
              Net cash provided (used) by operating activities       962,817       (279,779)


Cash flows from financing activities
     Payments to acquire common stock                                (25,002)             0
     Net borrowings (payments) on notes payable                     (351,964)       136,371
     Net payments on long term debt                               (1,032,692)      (419,229)
                                                                 -----------    -----------
         Net cash provided (used) by financing activities         (1,409,658)      (282,858)

     Net increase (decrease) in cash                             $  (146,325)   $  (365,854)

     Cash at beginning of period                                 $   139,635    $   382,032
     Cash at end of period                                            (6,690)        16,178



                                              3

                       CREATIVE MEDICAL DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Creative Medical Development, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1997, included in the Company's Form 10-KSB.


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

     Effective April 30, 1997, CMD and OMNI  International  Rail Products,  Inc.
     (OMNI), completed an agreement and plan of merger which provided for the merger of OMNI with and into a wholly-owned subsidiary of CMD (collectively, the Company). Upon consummation of the merger, OMNI's name changed to OMNI Products, Inc. Just prior to the closing of the merger, OMNI completed a recapitalization in which the Board of Directors authorized the conversion of:

     o Series B preferred stock into Series A preferred stock (new Series A preferred stock);

     o 650,000 shares of new Series A preferred stock into 260,000 shares of common stock;

     o    $188,812 in accrued dividends into 75,525 shares of common stock.

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

(3)  DEBT

     On September 19, 1997 the Company executed an agreement with Finova Capital Corporation (Finova) regarding a term loan payable and a capital expenditure loan payable. The principal balances outstanding on the two loans as of January 31, 1998 were $753,982 and $512,065. Under the terms of the agreement, the maturity date for both loans is extended to August 31, 1999.

(4)  PUT AGREEMENT

     The Company had a stock put agreement with four individuals, three of whom are directors of the Company. Under the agreement, holders of the put could require the Company to purchase 111,741 shares valued at $134,285 in June 1997. In June 1997, the Company repurchased from one director all of his shares subject to the put agreement (23,774 shares) at a value of $28,571 and the agreement with the other three individuals was amended such that the Company could be required to repurchase 87,967 shares at a value of $120,962 on October 3, 1997. In September, 1997 the agreement was again amended such that the Company now could be required to repurchase 87,967 shares no later than February 3, 1998 and earlier than that date upon the occurrence of certain events. In January, 1998, the agreement was again amended to extend the repurchase date to April 3, 1998. The price to repurchase the shares increases at the rate of 3.58% per month.

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

     OMNI was an Oregon corporation formed in 1994 to acquire the OMNI premium crossing business from Riedel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became the directors of the Company and the subsidiary.

     The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30, 1997 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results.

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended January 31, 1998 and 1997 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

             Results of Operations -- Quarter ended January 31, 1998
                Compared with the Quarter ended January 31, 1997

                        As of and for the Quarters Ended
                                   January 31
                    ----------------------------------------

                                              1998                 1997
                                          -----------         ------------
    Revenue                               $ 3,769,467         $  2,385,005
    Gross profit                                21.8%                16.9%
    Earnings from operations                   (0.8%)               (8.7%)
    Net (loss) earnings                  ($  221,538)         ($  277,834)
    Net (loss) earnings per share        ($     0.04)         ($     0.05)


REVENUE

The Company derives its revenues from the sale of premium grade rail crossings to railroads, general contractors and municipalities. Revenues for the quarter ended January 31, 1998 were $3,769,467 as compared to $2,385,005 for the quarter ended January 31, 1997 representing an increase of 58%.

COST OF SALES

Cost of sales increased from $1,980,183 in the quarter ended January 31, 1997 to $2,948,516 in the quarter ended January 31, 1998. As a percentage of sales, cost of sales decreased from 83.1% to 78.2%. This decrease was due mainly to lower charges for inventory write offs and warranty-related costs.

SELLING EXPENSES

Selling expenses for the quarter ended January 31, 1998 were $412,093 compared to $263,552 for the quarter ended January 31, 1997, an increase of $148,541. Most of the increase is due to increased sales commissions as a result of the higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended January 31, 1998 increased to $408,641 which was a 35% increase over the quarter ended January 31, 1997. Most of the increase was due to higher levels of spending on legal expenses and consulting fees in connection with financing transactions.

INTEREST EXPENSE

Interest expense in the quarter ended January 31, 1998 was $185,776 as compared to $171,094 in the quarter ended January 31, 1997. The increase reflects the interest cost associated with the stock put agreement discussed at note 4 to the unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998 the Company had an overdraft of $6,690 in its cash account. Cash provided by operations during the quarter was $472,966.

Net working capital at January 31, 1998 amounted to ($1,290,842) because current debt maturities and other short-term commitments exceeded the Company's liquid assets available to pay such obligations.

The Company believes that it needs to raise additional equity capital to fund its working capital and capital expenditure needs. Depending upon the Company's results of operations, its future capital needs and available marketing opportunities, the Company may use various financing sources to raise equity capital. Such sources could include mergers or private equity placements. There can be no assurance that such funds will be available on a favorable basis, if at all. In the event that the Company is unable to obtain such additional equity capital, its operations may be significantly reduced.

The  Company's  capital  expenditures  during the quarter ended January 31, 1998
were  $7,485.   Those  expenditures  were  primarily  for  equipment  to  expand production capacity.

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

     Not applicable

Item 5. Other Information
-------------------------

     Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits
         --------

          27.07 Financial Data Schedule January 31, 1998.

     (b) Reports on Form 8-K
         -------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creative Medical Development, Inc.
----------------------------------

Registrant

March 12, 1998                            /s/ Michael L. DeBonny
----------------------                    --------------------------------------
Date                                      Michael L. DeBonny
                                          Chief Executive Officer


March 12, 1998                            /s/ Jeff Edwards
----------------------                    --------------------------------------
Date                                      Jeff Edwards, CFO