Form 10KSB
period 1998-04-30
CREATIVE MEDICAL DEVELOPMENT INC
filed 1998-08-24
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB


         (Mark One)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
---      OF 1934 [Fee Required]

                                        For the fiscal year ended April 30, 1998


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----    ACT OF  1934 [No Fee Required]

                               For the transition period from _______ to _______

                                                 Commission file number 33-75276

      Creative Medical Development, Inc.
      ----------------------------------
(Name of Small Business Issuer in its Charter)

           Delaware                                      68-0281098
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

975 SE Sandy Blvd. Portland, Oregon                        97214
-----------------------------------                        -----
Address of Principal Executive Offices)                  (Zip Code)

(Issuer's Telephone Number (503) 230-8034

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered

-----------------------------          -----------------------------------------

-----------------------------          -----------------------------------------

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


     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB.

     State issuer's revenues for its most recent fiscal year. $16,448,876 .


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 31, 1998. $884,000.

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-KSB
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED April 30, 1998

PART I    Item 1.  Description of Business                                     1

          Item 2.  Description of Property                                     8

          Item 3.  Legal Proceedings                                           9

          Item 4.  Submission of Matters to a Vote of Security Holders        10

PART II   Item 5.  Market for Common Equity
                   and Related Stockholder Matters                            11

          Item 6.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12

          Item 7.  Financial Statements                                       18
                   Independent Auditor's Report                              F-1
                   Consolidated Balance Sheets                               F-2
                   Consolidated Statements of Operations                     F-3
                   Consolidated Statements of Stockholders' Equity (Deficit) F-4
                   Consolidated Statements of Cash Flows                     F-5
                   Notes to Consolidated Financial Statements         F-6 - F-19

          Item 8.  Changes In And Disagreements With Accountants On
                   Accounting And Financial Disclosure                        19

PART III  Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) in the Exchange Act 19

          Item 10. Executive Compensation                                     21

          Item 11. Security Ownership of Certain Beneficial Owners
                   and Management                                             22

          Item 12. Certain Relationships and Related Transactions             24

          Item 13. Exhibits and Reports on Form 8-K                           25

Index of Exhibits                                                             25

Signatures                                                                    28

                                     PART I
                                     ------

Item 1. Description of Business:
        ------------------------

     Introduction
     ------------

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forwarding looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" of comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     Creative Medical Development, Inc. (the "Company") was incorporated in the state of California on July 20, 1992, and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

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

     On April 17, 1997, the Company entered into an agreement for merger and reorganization with OMNI International Rail Products, Inc., ("OMNI") a privately held company in the business of manufacturing and distributing premium highway/rail grade crossing surface products in the United States and internationally. The agreement provided for the merger of OMNI with a wholly owned subsidiary of the Company formed for the purposes of the transaction. Subject to certain adjustments, the Company was valued at $2,000,000 and OMNI was valued at $4,000,000.

     OMNI, an Oregon corporation, was formed in 1994 to acquire the OMNI premium crossing business from Reidel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company, and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became directors of the Company and its subsidiary.

     The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30, 1997 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results.

     Under the terms of the merger agreement, the shareholders and stock option holders of OMNI exchanged all of their common stock and common stock options for common stock and Series B preferred stock and common and preferred stock options of the Company. OMNI's common stock and common stock options were converted into the Company's common stock and common stock options at a ratio of 3.091 to 1.0. In addition, OMNI shareholders and stock option holders received 352,066 shares of Series B preferred stock and 187,934 options to purchase Series B preferred stock, respectively.

     Upon completion of the transaction, former OMNI security holders owned approximately 67% of the total outstanding shares of the Company on a fully diluted basis, prior to valuation adjustment. The initial ownership ratio was contingent on adjustment one year after the close of the transaction. The final ownership ratio was subject to adjustment resulting from: (a) differences between the assumed value of the Company's net assets at the time of the merger and a final accounting made as of April 30, 1998; and
     (b) differences in the value of OMNI's assets based on OMNI's indemnification requirements under the Agreement. Subsequent to the end of the fiscal year, the final ownership ratio after valuation adjustment differed from the initial ownership ratio in favor of the Company. As a result, all the Company's common stock and Series B preferred stock issued to escrow for OMNI's Shareholders was canceled pursuant to the provision of the merger agreement. In addition, substitute options were adjusted downward by 10%.

     Company Restructuring
     ---------------------

     During Fiscal 1998, the Company began a restructuring plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stems from changes in industry demand away from rubber and more toward concrete crossings. The Company has ceased production of recycled rubber at its Portland, Oregon, and Lancaster, Pennsylvania plants and is liquidating its recycled rubber manufacturing equipment and real estate at both locations. Some equipment, primarily concrete forms, were transferred to the Company's remaining facilities. At the same time the Company has extended an agreement with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings.

     The Company in conjunction with its restructuring recorded certain charges. These include a write down of assets to be liquidated, a write-off of excess and obsolete recycled rubber inventory and accrual of expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and are expected to be paid out during fiscal year 1999.

     The Company has been in material default of certain financial and non-financial loan covenants under its Security and Loan Agreement with its senior lender Finova Financial Corporation ("Finova"). Subsequent to the Company's fiscal year end, it entered into a Forbearance Agreement with Finova that defers Finova taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement, the Company is subject to additional covenants that require, among other things, the Company to raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company to meet certain projected financial goals.

     As part of the Forbearance Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill Agreements with certain unsecured creditors. These agreements place each creditor into a subordinate position with Finova and extend payoff of any obligation over a five-year period.


     Products
     --------

     The Company through its subsidiary OMNI Products, Inc. designs, engineers, manufactures, markets and installs premium grade crossing surface products for the U.S. and international markets. The Company's products cover a range of premium crossing materials that include crossings manufactured from virgin rubber, reinforced concrete and a combination of rubber and concrete.

     All  major  North   American   Class  1  railroads,   such  as   Burlington
     Northern-Santa Fe and Union Pacific and many regional railroads and transit systems approve the Company's products.


     Rail Crossing Market
     --------------------

     Grade crossings are an important part of the transportation infrastructure wherever rail and road traffic intersect. Premium grade crossings made from recycled rubber, virgin rubber or reinforced concrete provide a smooth, safe and quiet means for vehicles to quickly pass over railroad tracks. The choice of rubber or concrete depends on the application and is primarily a matter of customer preference. The longer life of rubber or concrete premium crossing surfaces significantly reduces maintenance costs compared to the traditional surfaces of timber or asphalt. Premium grade crossings are replacing the more common timber, asphalt or poured-in-place concrete surfaces, as they provide better safety, convenience, durability, low maintenance and lower life cycle costs. Premium surfaces are commonly used in areas with high road traffic densities and within industrial facilities to speed the movement of lift trucks and to reduce cargo spillage and damage.

     Many major U.S. railroads have recently moved from solid rubber crossings to concrete crossings with rubber next to the rail. This trend has accelerated over the past several years as a result of industry consolidation. Combination concrete/rubber crossing materials now represent the majority of the premium grade crossing surface market.

     Based on the Federal Railroad Administration publication the Highway-Rail Crossing Inventory Data, there are approximately 170,000 public and 100,000 private rail crossings in the U.S. In addition there are an estimated 100,000 other rail crossings on industrial properties, ports, intermodal and terminal yards, and on rail transit systems. With 370,000 estimated rail crossings in the U.S. and with an average 1.5 tracks per crossing, there are 555,000 total crossing surfaces in the U.S. With an average estimated crossing length of 54 feet for each crossing surface, the total potential domestic market is approximately 30 million track feet.

     Industry estimates of useful life of a non-premium rail-crossing surface are 10 years. This means that approximately 10%, or 3 million track feet, of all railroad crossings are refurbished each year. Management believes that 12% or approximately 360,000 track feet of annual refurbishment is done in Premium Surfaces. Assuming an average price of $150 per track foot, the current annual domestic market for premium grade crossing surfaces is approximately $54 million and is growing at 5% per year. The Company believes its revenues currently represent approximately 30% of the total domestic market for all premium grade crossing surfaces and is nearly twice the size of the next largest competitor in North America.

     The vast majority of grade crossings are maintained or retrofitted with asphalt, timber planks, concrete pavement or consolidated materials. This market segment is estimated at over $400 million in the U.S. and Canada. Because of their benefits, this market segment is rapidly converting to premium grade crossings. The Company believes that, at the current rate of growth and acceptance by customers, within five years as much as 20% of this market segment will convert to premium crossings.

     Crossing safety is increasingly scrutinized at the federal level and legislative action is likely to mandate certain safety standards for crossings. Such legislation may increase the market for premium crossing surfaces.

     The federal government and many state governments recognize the importance of safe and well maintained rail crossings. Through the Federal Highway Administration and the Intermodal Surface Transportation Efficiency Act, the federal government provides direct financial support to rehabilitate public rail crossings, fund mass transit construction and maintain the country's transportation infrastructure. The Company estimates that as much as 50% of domestic rail crossing system installations are funded in part by government programs at the federal, state or municipal level. The remainder of the installations are made by railroads as part of their ongoing maintenance programs and by industrial concerns as part of the construction or maintenance of their facilities.

     Where customers formerly relied on government funding to pay for most premium crossing surfaces, there is a growing recognition that premium crossing surfaces significantly reduce installation and ongoing maintenance costs over the life of the crossing. They have discovered significant long term cost savings by installing premium crossing surfaces using their own operating funds. Major railroads such as Burlington Northern/Santa Fe and Union Pacific are expected to increase their premium crossing installations in the future. At the same time, the market for premium crossing surface materials can be volatile. The major railroads are not consistent about their maintenance policy which can cause large fluctuations in a railroad's demand for premium surface materials, or in the type of premium surface material required.


     Sales and Marketing
     -------------------

     U.S. sales and marketing is implemented through a system of four regions designed to provide comprehensive coverage of key railroad customers. Sales manager employees manage two regions and independent sales representatives manage two. In addition, the Company has an independent account representative working in Omaha solely to service Union Pacific, one of the largest users of grade crossing materials. All report to the Vice President of Sales and Marketing.

     The Company's sales employees are compensated on a base salary plus commission. Independent sales representatives are compensated solely on commission. Commissions are not paid until funds are collected from the customer.

     Another component of the Company's sales and marketing effort is its unique customer oriented program using part-time field technical representatives who serve as an extension of the regional sales force for technical needs such as installations and problem solving. These individuals have strong backgrounds in track construction and maintenance and are primarily retired railroad employees. Their prior relationships, loyalty to OMNI and customer service has significantly enhanced the Company's sales efforts.

     Although the Company has over 300 customers, approximately 77% of its fiscal 1998 sales were concentrated in its five largest customers. Sales to the Company's five largest customers as a group for the fiscal year ended April 30, 1997 was 43%. Burlington Northern-Santa Fe represented approximately 38% and 11%, respectively, of the Company's fiscal 1998 and 1997 sales. CSX Transportation represented approximately 27% and 17%, respectively, of the Company's fiscal 1998 and 1997 sales.

     Material Supplies
     -----------------

     Basic raw materials required for manufacturing the Company's products include off-spec virgin rubber obtained from rubber brokers, polyurethane binder, concrete, steel rebar and steel angle.

     Concrete and steel materials are available from many sources in multiple locations. However, availability of these materials as well as off-spec virgin rubber is subject to seasonal demand and market variations. The Company believes that there is an adequate supply of all basic raw materials to meet its needs.

     The Company anticipates increasing manufacturing capacity for its concrete products. There are a number of sources available for the Company to use to produce concrete products.

     Patents and Licenses
     --------------------

     The Company has been issued or has patents pending on several of its products, such as its Improved-Concrete and Standard Concrete-Rubber products incorporating rubber next to the rail with reinforced concrete panels. There can be no assurance that any patents issued would afford protection against competition from similar inventions or products, or would be infringed upon or designed around by others. However, the Company intends to enforce all patents it has been issued.

     Pursuant to a royalty agreement with Red Hawk Rubber Co. ("Red Hawk") which was transferred to OMNI in the acquisition from Reidel described above, the Company is obligated to pay a royalty equal to 5% of net sales of certain products acquired from Red Hawk. The agreement expires in June, 1999.

     Research and Development
     ------------------------

     The Company is engaged in a continuing program of research and development to improve existing products and develop more cost effective and efficient rail crossing products. The Company's expenditures on research and development for the fiscal years ended April 30, 1998, 1997 and 1996 were $127,624, $61,646 and $70,852 respectively.

     Employees
     ---------

     As of April 30, 1998, the Company had 98 full time employees and 1 part time employee. Approximately 76 full time employees were engaged in manufacturing and the remainder in marketing, sales, research and development, administrative and executive positions.


Item 2. Description of Property
        -----------------------

     The Company owns or leases the following properties:

                              Approximate       Own or
        Location            Square Footage      Lease          Purpose
     --------------         --------------      -----          -----------------
     Portland, OR      (1)       3,000          Lease          Executive Offices

     Portland, OR      (2)      15,800          Lease          Manufacturing

     McHenry, IL       (3)      21,271          Own            Manufacturing

     Lancaster, PA     (3)      19,348          Own            Held for sale

     Ennis, TX         (3)      15,300          Own            Manufacturing

     Buena Park, CA    (4)         635          Lease          Sales Office

     Nevada City, CA   (5)      30,000          Own            Held for sale

     (1)  Leased on month-to-month basis.

     (2) Leased through April, 2002 with an option to renew for an additional five years.

     (3) Properties are subject to a blanket mortgage loan of $866,458 payable in monthly installments of $13,631, including interest at 10% payable in full in December 31, 1998. Properties are also pledged as collateral for a revolving line of credit and term and capital expenditure loans.

     (4) Leased through May, 2000. The Company has entered into a one-year sublease on the property with option for one-year renewal.

     (5) Property is subject to a mortgage loan of $1,216,668 payable in monthly installments of $12,750 including interest at 11.375% payable in full in December, 1998. One hundred percent of the property is leased to others. Ron Gangemi, a shareholder of the Company, owns One percent of the property. Property is also pledged as collateral for a revolving line of credit and term and capital expenditure loans.

     All properties are well maintained and in good condition.




Item 3. Legal Proceedings
        -----------------

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

     The Company is not aware of any other material pending or threatened litigation to which the Company or any director, officer, or affiliate of the Company is or would be a party.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The Annual meeting of the Company's shareholders was held on April 29, 1998. The following three directors were elected at the meeting (all were directors prior to the meeting):

              Michael L. DeBonny
              Edward S. Smith
              John E. Hart

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified.

     Shareholders were also asked to approve the Company's Amended and Restated 1994 Stock Option Plan ("Amended Plan") that amends the Company's 1994 Stock Option Plan ("Plan"). The Amended Plan increases the number of shares of Common Stock reserved for issuance under the Plan to 3,000,000 shares (originally 400,000 shares) and reserves for issuance under the plan 500,000 of the Company's Series B Preferred Stock. Shares voting for were 4,106,942 and against were 676,480. Shareholders also voted to approve the Company's Amended and Restated Certificate of Incorporation that increases the authorized number of shares of the Company's Common Stock and Preferred Stock to 50,000,000 shares and 25,000,000 shares, respectively. Shares voting for were 4,584,107 and against were 354,840.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

     The Company's Common stock commenced trading on the NASDAQ Smallcap Market on May 13, 1994. Since May, 1995, it has traded on the OTC Bulletin Board under the symbol "CMDI." As of April 30, 1998, the Company had approximately 300 record and beneficial stockholders holding 5,524,618 shares of the Company's common stock.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not represent actual transactions.

     ---------------------------------------------------------------------
                   Quarterly Common Stock Bid Price Ranges
     ---------------------------------------------------------------------
                             1997                          1998
     ---------------------------------------------------------------------
       Quarter        High           Low           High          Low
     ------------ -------------- ------------- ------------- -------------
         1st           .31           .25           .50           .31
     ------------ -------------- ------------- ------------- -------------
         2nd           .31           .25           .50           .29
     ------------ -------------- ------------- ------------- -------------
         3rd           .31           .25           .38           .19
     ------------ -------------- ------------- ------------- -------------
         4th           .50           .25           .25           .17
     ------------ -------------- ------------- ------------- -------------


     No dividends have been declared or paid on the Common Stock and none are anticipated. The Company is restricted from paying dividends by covenant with its senior lender.

     The Company has authorized and issued 622,066 shares of Series B Convertible Preferred Stock, par value $.01 per share with voting rights of one common share to each preferred share, until converted or canceled. Each share of Series B convertible preferred stock shall be convertible to a like number of common shares if the Company reports gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ending April 30, 1998 or 1999. If conversion standards have not been met, the Series B preferred stock shall be canceled by the Company upon the issuance of its fiscal year ended April 30, 1999 consolidated financial statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     The following Selected Financial Data for the years ended April 30, 1998, 1997 and 1996 have been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, the Company's independent auditors. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     The following table sets forth the Company's operating results in thousands of dollars and as a percentage of revenue for the years ended April 30:

                                               1998                    1997                  1996
                                       --------------------     ------------------     ----------------


     Revenue                           $ 16,449       100.0%    12,902       100.0%    13,565       100%
     Cost of goods sold                  13,447        81.7     10,558        81.8      9,598       70.8

     Gross Profit                         3,002        18.3      2,344        18.2      3,967       29.2

     Selling Expenses                     1,666        10.1      1,323        10.3      1,499       11.1
     Administrative Expenses              1,587         9.6      1,138         8.8      1,342        9.9
     Research and Development               128          .8         62          .5         71         .5
     Restructuring Charge                 1,685        10.2       --        --           --       --

     (Loss) earnings from operations     (2,063)      (12.5)      (178)       (1.4)     1,055        7.8

     Interest Expense                       633         3.8        687         5.3        714        5.3
     Other Expense                          184         1.1        486         3.8        187        1.4

     Net (loss) earnings                 (2,882)      (17.5)    (1,295)      (10.0)       118         .9

     Net (loss) earnings per share         (.52)                  (.41)                   .04


     REVENUE

     The Company derives its revenues from the sale of premium highway/rail grade crossings to railroads, general contractors and municipalities. Net revenues for fiscal 1998 were $16,448,876 as compared to $12,902,491 in 1997 or a 27% increase. Much of the increase came from greater sales of the Company's new, proprietary standard concrete and rubber product (called "SCR"). This patented product is comprised of a molded concrete form with rubber rail flangeway filler imbedded into the concrete. SCR sales increased from $690,941 in 1997 to $6,397,770 in 1998 or an increase of 826%. At the same time, sales of the Company's other concrete products dropped below prior year's sales. Total concrete revenues were $8,090,346 for 1998 compared to $5,121,332 in 1997, an increase of 58%. Rubber sales declined slightly to $7,628,987 in 1998 from $7,781,159 in 1997, a drop of less than 2%. Sales of rubber products shifted from the Company's standard, heavy duty and steel reinforced products (full crossing material) to its "VRA/VRAX" flangeway filler materials that are used in conjunction with asphalt. VRA/VRAX sales increased to $3,857,219 in 1998 from $558,189, an increase of 591%.

     Revenues  for 1997 were  $12,902,491  as compared to  $13,565,411  in 1996, representing a decline of 4.9%. This decline is due primarily to a shift in customer preference from the Company's rubber crossings to its recently introduced concrete products. Sales of rubber crossings declined from $9,477,590 in 1996 to $7,781,159 in 1997. Sales of concrete products increased from $4,087,821 in 1996 to $5,121,332 in 1997. The Company anticipates that this trend will continue and expects concrete to continue to grow and become its dominant product in fiscal 1999 and beyond.

     COST OF GOODS SOLD AND EXPENSES

     Cost of goods sold for the year ended April 30, 1998 were $13,446,678 as compared to $10,557,688 in 1997. Cost of sales as a percent of revenue was the same for both years. Included in costs for both years were significant write-offs of inventory. For 1998, the write-off was $1,085,600 or 6.6% as a percent of revenue and for 1997 it was $571,200 or 4%. Excess rubber inventory is a result of obsolete or out of specification material produced, and due to reduced demand for rubber railroad crossing material. Warranty costs are also included in cost of sales. Increased warranty cost has become a greater component of cost of sales in the past two years.

     Cost of goods sold for the year ended April 30, 1997, were $10,557,688 as compared to $9,598,110 in 1996. The increase in both absolute dollars and percent of sales is due mainly to extraordinary costs incurred for warranty expense and the write off of obsolete inventory. The table below sets forth the Company's inventory write-off and warranty expense in dollars and as a percent of revenues.


                           WARRANTY EXPENSE AND INVENTORY WRITE OFF

     Fiscal year ended           April 30, 1998        April 30, 1997        April 30, 1996
                             --------------------- --------------------- ---------------------
                               Dollars    Percent    Dollars    Percent    Dollars    Percent
                               -------   of  sales   -------   of  sales   -------   of  sales
                                         ---------             ---------             ---------
     Warranty Expense        $  418,040     2.5%   $  483,528     3.7%   $  101,946     0.8%
     Inventory Written Off   $1,085,600     4.9%   $  571,200     4.4%   $   80,700     0.6%


     The Company records a percent of each sale towards the warranty expense and places that amoun!t into an accrued liability. Actual warranty services incurred in 1998 included several significant international warranty obligations that exceeded $100,000 in total. Approximately $150,000 of the 1997 warranty expense related to a single order shipped more than two years ago. The special order met customer specifications, but was replaced in order to maintain the relationship with a significant customer. Since that order, the Company has not manufactured and will not manufacture that particular product. The balance of the warranty expense related to introduction of a new manufacturing process. The Company believes that the manufacturing process issues have been resolved and will not recur.

     The Company's policy is to write off inventory that is more than two years old. The majority of the extraordinary inventory write off in the years ended April 30, 1998 and 1997 occurred at the end of the fiscal year and included a $150,000 reserve in 1997 that related to overstocked inventory. Management believes that further extraordinary write off of inventory will not be required.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative Expenses were $1,586,956, $1,137,978 and $1,341,931 for the fiscal years ended April 30, 1998, 1997 and 1996, respectively. The increase for fiscal 1998 is primarily due to a $219,146 increase in consulting charges, $56,651 increase in fees and licenses, $67,494 increase in accounting fees and a $38,076 increase in insurance premium costs. Consulting charges are up due to the Company's employment of various financial consultants that were hired to assist the Company in obtaining equity or debt financing. Fees and licenses have increased due to additional financing fees charged by the Company's senior lender, Finova Financial Corporation. These non-recurring fees resulted from the Company exceeding its borrowing line and deferral of certain principal payments. Accounting fees are up due to the Company's change from a private company to one that is publicly traded. Similarly, insurance costs have increased due to added directors and officers liability insurance. The decrease from fiscal 1996 to 1997 was due to a reduction in the cost of legal services and insurance.

     SELLING EXPENSE

     Selling Expenses for the years ended April 30, 1998, 1997 and 1996 were $1,665,506, $1,323,070 and $1,499,061, respectively. Commissions are a primary component of selling costs and represented $783,284 (47% of selling costs), $669,619 (50% of selling costs) and $740,327 (49% of selling costs) for fiscal years ended 1998, 1997 and 1996, respectively. Commission expense is directly tied to total sales. Additionally, payroll costs in 1998 are up $192,315 over l997 also due to greater commissions paid to employees associated with greater sales. The decrease from 1996 to 1997 was due to a lowering of sales commission percentages paid to the Company's sales force.

     INTEREST EXPENSE

     Interest Expense was $633,316, $687,095 and $713,825 for the years ended April 30, 1998, 1997 and 1996, respectively. The decline is due to lower levels of principal on all the Company's term debt as well as a reduction in borrowing on the Company's line of credit. This includes over $1 million in principal reduction in fiscal 1998

     LEGAL SETTLEMENT

     On July 24, 1997, the Company entered into a settlement agreement arising from disputed royalty payments. The terms of the settlement agreement required the Company to pay $50,000 within sixty days of the agreement date and $20,000 per quarter for five years thereafter. Among other benefits, the settlement relieves the Company of contractual liability for royalty payments that would have accrued through December, 1999. Management has calculated the discounted present value of the settlement at $334,500 and accrued such amount at April 30, 1997. This one-time charge accounted for approximately twenty-six percent of the net loss for the year ended April 30, 1997.

     RESTRUCTURING CHARGES

     The Company recorded restructuring charges associated with the shut down of two factories and to record costs associated with the write down and liquidation of manufacturing equipment. These charges are the result of the Company's refocus of its operation into producing more concrete grade crossings and elimination of excess capacity in the company's recycled rubber manufacturing operations. The total restructuring charges of $1,684,833 included $1,239,567 in write down of manufacturing equipment to fair value, $226,950 in costs associated with plant shut downs and equipment liquidation, $158,316 in severance costs and $60,000 in other restructuring charges. All associated assets will be liquidated and charges will be paid during fiscal 1999.

     NET LOSS

     The Company's fiscal 1998 net loss was $2,882,185 and a loss per basic common share of $.52. One time restructuring charges and inventory write-offs in 1998 contributed $2,497,673 to the loss or $.45 per share. The warranty expense for 1998 impacted the loss per share by $.08. Inefficiencies resulting from the Company's over capacity of rubber production contributed to lower gross margins in 1998 and 1997 and directly impacted the net loss. The Company lost $1,295,065 or $.41 per basic common share for the year ended April 30, 1997 compared to a profit of $117,655 or $.04 per share for the year ended April 30, 1996. The loss was caused by a significant increase in Cost of Goods Sold that resulted from the increased warranty expense, the inventory write-offs and the legal settlement described above.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's combined cash and investment balance at April 30, 1998 and 1997 amounted to $393,887 and $894,758, respectively. The Company's operating activities generated cash of $817,183 despite a net loss for fiscal 1998 of $2,882,185. Much of fiscal 1998's loss occurred due to write down or write-off of non-producing assets. Cash generated from operations in 1997 was $331,424. The Company also received $100,000 of net proceeds from the sale of stock in fiscal 1997.

     Net working capital deficit at April 30, 1998 and 1997 amounted to ($5,062,315) and ($1,694,116), respectively. An increase in current debt maturities and other short-term commitments exceeded the Company's liquid assets available to pay such obligations. This was amplified in 1998 due to coming maturity of the Company's two mortgages. This has resulted in the Company's independent auditors issuing a "going concern" emphasis paragraph in their report.

     The Company has been in material default of certain financial and non-financial loan covenants under its Security and Loan Agreement with its senior lender Finova Financial Corporation ("Finova"). Subsequent to the Company's fiscal year end, it entered into a Forbearance Agreement with Finova that defers Finova taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement the Company is subject to additional covenants that require, among other things, the Company to raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company to meet certain projected financial goals.

     The Company's capital expenditures were $231,802 and $375,316 in fiscal 1998 and 1997, respectively. Expenditures in 1997 were incurred primarily for equipment to expand production capacity while 1998 expenditures were mostly for necessary improvements in the Company's production facilities. The Company also liquidated its security holdings in fiscal 1998 that resulted in additional proceeds to the Company of $752,573. Sales of assets generated $571,038 of proceeds in fiscal 1998. These proceeds and an estimated $1,600,000 in gross proceeds in fiscal 1999 will be used to retire much of the Company's term debt and mortgages. Sales of the Company's Lancaster, Pennsylvania, and McHenry, Illinois facilities are expected to raise additional amounts sufficient for payoff of the Company's obligations that come due during next fiscal year.

     The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible receivables and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 1999. The Company expects operations to improve during fiscal 1999 to ensure an adequate level of asset based financing is available.

     There can be no assurance the Company will be able to complete the equipment sales noted above prior to the mortgage maturity dates, nor can there be any assurance that the Company will be able to raise the subordinated funds required pursuant to the Forbearance Agreement. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due in fiscal 1999. The Company may extend, for 30 days, its requirement to raise the subordinated investment pursuant to the Forbearance Agreement by paying a $10,000 fee to Finova.

     Year 2000 Compliance Issues
     ---------------------------

     The Company's products are relatively non-technical and are produced in a non-automated environment. The Company's only use of electronic automation is in its administrative process. The Company has purchased or plans to acquire proper software and hardware for its automated environment to ensure it avoids any Year 2000 issues. In addition, the Company's board of directors and management is committed to discovering any impact the Company may experience from automated environments of suppliers and customers that do not timely address the Year 2000 issues. The Company feels, however, that it will likely not suffer any serious adverse difficulties from issues related to the Year 2000 format changes.


ITEM 7. FINANCIAL STATEMENTS
        --------------------

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                       AND SUBSIDIARY

                       Consolidated Financial Statements

                       April 30, 1998 and 1997

                       (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Creative Medical Development, Inc.:


We have audited the accompanying consolidated balance sheets of Creative Medical Development, Inc. and subsidiary as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Medical Development, Inc. and subsidiary as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the consolidated financial statements, the Company suffers liquidity constraints, due to the acceleration of certain debt maturities, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG Peat Marwick, LLP
--------------------------
Portland, Oregon
August 7, 1998


                                          CREATIVE MEDICAL DEVELOPMENT, INC.
                                                  AND SUBSIDIARY

                                             Consolidated Balance Sheets

                                                April 30, 1998 and 1997


                                     Assets
                                                                                              1998            1997
                                                                                          ------------    ------------

Current assets:
    Cash                                                                                  $    393,877         139,635
    Investment securities                                                                         --           755,123
    Accounts receivable, less allowance for doubtful
      accounts of $68,776 in 1998 and $37,863 in 1997                                        1,853,280       1,818,109
    Inventories, net                                                                         1,423,800       2,494,743
    Prepaid expenses and deposits                                                               52,158          20,680
                                                                                          ------------    ------------

              Total current assets                                                           3,723,115       5,228,290

Real estate and other assets held for sale                                                   1,618,275       1,500,000
Property, plant and equipment, net                                                           2,272,214       4,286,656
Organization costs, net of $328,040 accumulated amortization in 1997                              --           237,955
                                                                                          ------------    ------------

                                                                                          $  7,613,604      11,252,901
                                                                                          ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                         1,884,679       1,364,079
    Accrued liabilities                                                                      1,459,092       1,082,054
    Notes payable                                                                            3,305,283       4,376,723
    Current portion of long-term debt                                                        2,136,376          99,550
                                                                                          ------------    ------------

              Total current liabilities                                                      8,785,430       6,922,406
                                                                                          ------------    ------------

Long-term debt, less current portion                                                           522,342       3,111,226
Commitments and contingencies
Stockholders' equity:
    Convertible preferred stock, $.01 par value, 5,000,000 shares authorized:
        Series B, 1,000,000 shares authorized, 622,066 shares
          issued and outstanding                                                                 6,221           6,221
    Common stock, 10,000,000 shares authorized, $.01 par value, 5,524,618 and 5,554,337
      shares issued and outstanding in 1998 and 1997, respectively                              55,246          55,543
    Additional paid-in capital                                                               2,413,651       2,444,606
    Accumulated deficit                                                                     (4,169,286)     (1,287,101)
                                                                                          ------------    ------------

              Total stockholders' equity                                                    (1,694,168)      1,219,269
                                                                                          ------------    ------------

                                                                                          $  7,613,604      11,252,901
                                                                                          ============    ============

See accompanying notes to consolidated financial statements.



                                 CREATIVE MEDICAL DEVELOPMENT, INC.
                                           AND SUBSIDIARY

                                Consolidated Statements of Operations

                              Years ended April 30, 1998, 1997 and 1996



                                                           1998            1997             1996
                                                       ------------    ------------    ------------


Net sales                                              $ 16,448,876      12,902,491      13,565,411
Cost of sales                                            13,446,678      10,557,688       9,598,110
                                                       ------------    ------------    ------------


              Gross profit                                3,002,198       2,344,803       3,967,301
                                                       ------------    ------------    ------------


Selling expenses                                          1,665,506       1,323,070       1,499,061
Administrative expenses                                   1,586,956       1,137,978       1,341,931
Research, development and engineering                       127,624          61,646          70,852
                                                          1,684,833            --              --
Restructuring charges
                                                       ------------    ------------    ------------


                                                          5,064,919       2,522,694       2,911,844
                                                       ------------    ------------    ------------


              (Loss) earnings from operations            (2,062,721)       (177,891)      1,055,457
                                                       ------------    ------------    ------------


Other income (expense):
    Interest expense                                       (633,316)       (687,095)       (713,825)
    Legal settlement                                           --          (334,500)           --
    Amortization of organization costs                     (237,955)       (119,249)       (119,719)
    Miscellaneous income (expense)                           24,018          (6,781)        (40,051)
    Gain (loss) on sale of assets                            29,683         (25,156)        (27,690)
                                                       ------------    ------------    ------------


              Total other expense                          (817,570)     (1,172,781)       (901,285)
                                                       ------------    ------------    ------------


              (Loss) earnings before income taxes        (2,880,291)     (1,350,672)        154,172

(Benefit) provision for income taxes                          1,894         (55,607)         36,517
                                                       ------------    ------------    ------------


              Net (loss) earnings                      $ (2,882,185)     (1,295,065)        117,655
                                                       ============    ============    ============


Basic (loss) earnings per share                        $       (.52)           (.41)            .04
                                                       ============    ============    ============
Diluted (loss) earnings per share                      $       (.52)           (.41)            .04
                                                       ============    ============    ============
Basic and diluted weighted common shares outstanding      5,532,581       3,126,294       2,941,378
                                                       ============    ============    ============



See accompanying notes to consolidated financial statements.




                                              CREATIVE MEDICAL DEVELOPMENT, INC.
                                                       AND SUBSIDIARY

                                   Consolidated Statements of Stockholders' Equity (Deficit)

                                           Years ended April 30, 1998, 1997 and 1996



                                         Preferred stock
                                            Series B                 Common stock          Additional    Retained        Total
                                     -----------------------   ------------------------     paid-in      earnings    stockholders'
                                       Shares       Amount       Shares        Amount       capital      (deficit)  equity (deficit)
                                     ----------   ----------   ----------    ----------    ----------    ---------- ---------------

Balance, April 30, 1995                    --     $     --      2,688,926    $   26,889       933,111        20,409       980,409

Issuance of common stock                   --           --        412,095         4,121       395,879          --         400,000
Dividends                                  --           --           --            --            --         (65,100)      (65,100)
Net earnings                               --           --           --            --            --         117,655       117,655
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------


Balance, April 30, 1996                    --           --      3,101,021        31,010     1,328,990        72,964     1,432,964

Issuance of common stock                   --           --        111,743         1,117       116,383          --         117,500
Dividends                                  --           --           --            --            --         (65,000)      (65,000)
Payment of stock dividend                  --           --        233,428         2,334       186,478          --         188,812
Preferred and common shares
    issued in merger                    622,066        6,221    2,108,145        21,082       812,755          --         840,058
Net loss                                   --           --           --            --            --      (1,295,065)   (1,295,065)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance, April 30, 1997                 622,066        6,221    5,554,337        55,543     2,444,606    (1,287,101)    1,219,269

Repurchase of stock puts                   --           --        (29,719)         (297)      (30,955)         --         (31,252)
Net loss                                   --           --           --            --            --      (2,882,185)   (2,882,185)

                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance, April 30, 1998                 622,066   $    6,221    5,524,618    $   55,246     2,413,651    (4,169,286)   (1,694,168)
                                     ==========   ==========   ==========    ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.




                                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                                 AND SUBSIDIARY

                                      Consolidated Statements of Cash Flows

                                    Years ended April 30, 1998, 1997 and 1996


                                                                            1998           1997           1996
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
    Net (loss) earnings                                                 $(2,882,185)    (1,295,065)       117,655
    Adjustments to reconcile net (loss) earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                       587,552        491,642        444,785
        Legal settlement                                                       --          334,500           --
        (Gain) loss on sale of assets                                       (29,683)        25,156         27,690
        Restructuring charges - write down of assets                      1,239,567           --             --
        Deferred income taxes                                                  --          (55,607)        36,517
        Change in assets and liabilities:
          Accounts receivable                                               (35,171)      (199,814)       747,872
          Inventories                                                     1,070,943        296,361     (1,126,312)
          Prepaid expenses and deposits                                     (31,478)         1,876          3,734
          Accounts payable                                                  520,600        425,992       (108,902)
          Accrued liabilities                                               377,038        306,383         68,897
                                                                        -----------    -----------    -----------

                Net cash provided by operating activities                   817,183        331,424        211,936
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of Property, Plant and Equipment                     571,038         17,166          2,500
    Proceeds from sale of securities                                        752,573           --             --
    Purchase of property, plant and equipment                              (231,802)      (375,316)      (680,492)
    Organization costs                                                         --             --            3,293
                                                                        -----------    -----------    -----------

                Net cash provided used by investing activities            1,091,809       (358,150)      (674,699)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
    Net (payment) borrowings on notes payable                            (1,071,440)      (116,326)       420,352
    Payments on long-term debt                                             (552,058)       (14,281)      (481,882)
    Borrowing on long-term notes                                               --             --          384,030
    Proceeds (repayment of) from sale of stock                              (31,252)       100,000        400,000
    Acquisition costs                                                          --         (185,065)          --
                                                                        -----------    -----------    -----------

                Net cash (used) provided by financing activities         (1,654,750)      (215,672)       722,500
                                                                        -----------    -----------    -----------

                (Decrease) increase in cash                                 254,242       (242,398)       259,737

Cash at beginning of year                                                   139,635        382,033        122,296
                                                                        -----------    -----------    -----------

Cash at end of year                                                     $   393,877        139,635        382,033
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                          $   628,962        677,847        726,321
      Income taxes                                                            1,894           --             --

Supplemental schedule of non-cash investing and financing activities:
      Stock dividend                                                           --           65,000         65,100
      Issuance of common stock on conversion of debt                           --           17,500           --
      Effect of acquisition:
        Fair value of assets acquired                                          --        2,255,123           --
        Liabilities assumed                                                    --        1,230,000           --

See accompanying notes to consolidated financial statements



                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          April 30, 1998, 1997 and 1996


(1)  Summary of Significant Accounting Policies

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

     Under the terms of the merger agreement, the shareholders and stock option holders of OMNI exchanged all of their common stock and common stock options for common stock and Series B preferred stock and common and preferred stock options of the Company. OMNI's common stock and common stock options were converted into CMD common stock and common stock options ("Substitute Options") at a ratio of 3.091 to 1.0. In addition, OMNI shareholders and stock option holders received 352,066 shares of Series B preferred stock and 187,934 options to purchase Series B preferred stock, respectively.

     Upon completion of the transaction, former OMNI security holders owned approximately 67% of the total outstanding shares of CMD on a fully diluted basis. The initial ownership ratio was contingent on adjustment one year after the close of the transaction. The final ownership ratio was subject to adjustment resulting from differences between the assumed value of CMD's net assets at the time of the merger and a final accounting made as of April 30, 1998. This valuation adjustment was also impacted by the value of OMNI's assets based on OMNI's indemnification requirements under the Agreement. Subsequent to the end of the fiscal year, it was determined that the final ownership ratio after valuation adjustment differed from the initial ownership ratio in favor of CMD. As a result all CMD common stock and Series B preferred stock issued to escrow for OMNI's shareholders, were effectively canceled as necessary to reflect the final ownership ratio. In addition, the Substitute options were also subject to a similar 10% reduction as part of the ownership adjustment.

     The transaction between CMD and OMNI is considered a reverse acquisition for financial reporting purposes and has been accounted for under the purchase method of accounting. As a resu!lt, for financial statement purposes, i) the historical values of OMNI's net assets have been retained;
     ii) the net assets of CMD immediately prior to the merger have been recorded at their fair value on the date of the transaction, iii) the results of the operations of CMD are included in the results of the Company beginning on the effective date of the transaction, iv) the dollar balance of OMNI's accumulated deficit has been retained, and the balance of OMNI's common stock and additional paid-in capital have been reallocated to be consistent with the ratio of CMD's preferred and common stock. Assets acquired consisted of investment securities and a building, while liabilities assumed consisted of the mortgage associated with the building acquired. The fair value of assets acquired exceeded the fair value of liabilities assumed by approximately $1,025,000; such excess was attributed to the shares issued in the merger. OMNI's costs associated with the transaction, totaling approximately $185,000, were also attributed to the shares issued in the merger.

     The consolidated statements of operations and cash flows for fiscal years 1998, 1997 and 1996, reflect only the activity of OMNI.

     Unaudited pro forma combined results of operations of the Company for fiscal years 1997 and 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition had been made as of the beginning of fiscal year 1996.

                                         1997             1996
                                     ------------      ----------

               Revenues              $ 12,902,491      13,565,411
               Net (loss) earnings       (338,012)        220,874



     Principles of Consolidation

     The consolidated financial statements include the accounts of CMD and its wholly-owned subsidiary, OMNI Products, Inc., originally incorporated in Oregon in 1993. OMNI Products, Inc. manufactures and distributes, on a world-wide basis, a variety of rubber, rubber/concrete and concrete railroad premium grade crossing systems. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

     Investments

     The Company has adopted Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (SFAS No.
     115). Accordingly, the Company has classified its short-term investments in corporate equity securities as available-for-sale securities. The securities' carrying value is equal to market value.

     Inventories

     The Company values inventories at the lower of average production cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

     Accounts Receivable

     Accounts receivable are from distributors of the Company's products and from customers. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also, to reduce the risk of credit loss, the Company requires letters of credit from foreign customers for which no credit history has been established.

     Property, Plant and Equipment

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

     Warranty

     The Company provides a six-year warranty for its products and establishes an allowance at the time of sale, based on historical warranty experience, to provide estimated warranty costs.

     Income Taxes

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

     Research and Development Costs

     The Company charges all research and development costs associated with the development of products to expense when incurred.

     Advertising Expenses

     Advertising expenses are charged to expense as incurred and were $44,424, $102,310 and $126,956 for 1998, 1997 and 1996, respectively.

     Revenue Recognition

     Revenues are recognized when products are shipped.

     Stock Option Plan

     Prior to May 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, for options granted to employees, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Fair Value of Financial Instruments

     At April 30, 1997 and 1998, the carrying value of cash, trade receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At April 30, 1997 and 1998, the fair value of the Company's long-term debt approximates carrying value as such instruments' stated interest rates do not differ significantly from current market rates available to the Company.

     Basic and Diluted Net (Loss) Earnings Per Common Share

     Net (loss) earnings per share ("EPS") is computed based on the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Under SFAS 128, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Contingently issuable shares, that are issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied.

     The transaction between CMD and OMNI is considered a reverse acquisition for financial statement purposes and has been accounted for under the purchase method of accounting. CMD's shares outstanding and dilutive equity instruments, and convertible preferred stock, are included in the computation of diluted earnings per share. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have antidilutive effect on earnings per share. The calculation of diluted earnings (loss) per share excludes any potentially dilutive shares as such shares would have an antidilutive affect.

     Use of Estimates

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

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 amounts to conform with 1998 presentation.


(2)  Restructuring charges

     The Company recorded restructuring charges associated with the shut down of two factories and to record costs associated with the write down and liquidation of manufacturing equipment. These charges are the result of the Company's refocus of its operation into producing primarily concrete grade crossings and elimination of excess capacity in the Company's rubber manufacturing operations. Total restructuring charges of $1,684,833 included $1,239,567 in write down of manufacturing equipment to fair value, $226,950 in costs associated with plant shut downs and equipment liquidation, $158,316 in severance costs and $60,000 in other restructuring charges. Total accrued and unpaid restructuring costs at the end of 1998 were $249,295 not including severance costs that were accounted for in accrued compensation. All associated assets were, or will be liquidated and charges were or will be paid during fiscal 1998 and 1999. In addition, the Company wrote off excess or out of spec inventory as part of the restructuring.


(3)  Inventories

     Inventories consist of the following at April 30, 1998 and 1997:

                                                   1998         1997
                                                ----------   ----------

        Raw materials                           $  539,927      461,430
        Finished goods                             898,428    2,183,313
                                                ----------   ----------

                                                 1,438,355    2,644,743

        Less allowance for excess or obsolete
            inventory                               14,555      150,000
                                                ----------   ----------

                      Inventories, net          $1,423,800    2,494,743
                                                ==========   ==========

     In conjunction with the restructuring, the Company recorded a write-off of $812,840 as of the end of fiscal 1998 for excess and out of spec recycled rubber inventory. Total fiscal 1998 and 1997 inventory write-offs were $1,085,000 and $571,200, respectively. The majority of these write-offs occurred at the end of each fiscal year.

(4)  Property, Plant and Equipment

     Property, plant and equipment consist of the following at April 30, 1998 and 1997:

                                                1998         1997
                                             ----------   ----------

            Land                             $  217,593      374,201
            Buildings                         1,163,115    1,381,593
            Vehicles                             18,924       90,211
            Office furniture and equipment      127,310      121,092
            Manufacturing equipment           1,236,681    3,256,327
                                             ----------   ----------

                                              2,763,623    5,223,424

            Less accumulated depreciation       491,409      936,768
                                             ----------   ----------

                                             $2,272,214    4,286,656
                                             ==========   ==========

     Certain property, plant and equipment serves as collateral for short and long-term debt obligations. As discussed in note 2, certain manufacturing equipment was written down during 1998 as part of the Company's restructuring


(5)  Accrued Liabilities

     Accrued liabilities consist of the following at April 30, 1998 and 1997:

                                               1998         1997
                                            ----------   ----------

            Warranties                      $  268,902      344,950
            Accrued compensation               486,520      249,391
            Accrued restructuring charges      249,195         --
            Accrued merger costs                60,000      151,343
            Other                              394,475      336,370
                                            ----------   ----------

                                            $1,459,092    1,082,054
                                            ==========   ==========


(6)  Notes Payable

     The Company has a revolving line of credit totaling $2,107,966 and $2,608,581 as of April 30, 1998 and 1997, respectively, under a Loan and Security Agreement ("Loan Agreemen!t") with Finova Capital Corporation (Finova) that generally provides borrowings of up to $2,750,000 (before amendment) against 85% of eligible accounts receivable and 50% of eligible inventory. Interest on the line is at prime rate plus 2.25% (10.75% at April 30, 1998 and 1997), with a minimum interest charge of $9,000 per month. The Company also has a term loan payable and a capital loan payable with Finova totaling $689,815 and $507,502, respectively, at April 30, 1998, and $1,153,702 and $614,440, respectively, at April 30, 1997, that are payable in monthly installments of $55,000 and $14,625, respectively, plus interest at 11.5% per annum per loan. The loans payable are secured by equipment and inventory. The original maturity date was extended from April 26, 1999 to August 31, 1999 as noted below.

     From time to time the Company has entered into various amendments to the Loan Agreement with Finova. On April 29, 1997, Finova signed a Consent to Merger ("Consent") document as part of the merger between CMDI and OMNI, that, among other things, accelerated the payment of all indebtedness under the Loan Agreement to July 31, 1997. On August 31, 1997 the Company and Finova entered into Amendment No. 8 to the Loan Agreement that extended the loans' maturity dates until August 31, 1999. Amendment No. 9 was entered into on November 1, 1997 and increased the available borrowing balance under the revolving line of credit to $3,500,000. This amendment and Amendment No. 10 dated February 9, 1998, permitted the Company to borrow up to $350,000 over the permitted calculated loan balance (referred to as the "Permitted Overadvance") through the Permitted Overadvance Period, June 30, 1998. The Company has been in violation of certain financial and non-financial loan covenants, including negative covenants for cash requirements for Senior Debt Coverage and Net Worth of Borrower. As explained in footnote 13 the Company, subsequent to year end, entered into a Forbearance agreement that permits a continued Overadvance and waives prior and existing defaults.



(7)  Long-term Debt

     Long-term  debt is  comprised  of the  following at April 30, 1998 and 1997
     (see footnote 13):

                                                                       1998         1997
                                                                    ----------   ----------

     Notes payable to Capital Consultants in monthly
         installments of $13,631, including interest at 10%,
         payable in full in December 1998, secured
         by real estate                                             $  866,458    1,338,776
     Mortgage payable to financial institution in monthly
         installments of $12,750, including interest at
         11.375%, payable in full in December 1998,
         secured by real estate                                      1,216,668    1,230,000
     Legal settlement payable in quarterly installments of
         $20,000 for five years from December 31, 1997
         Discounted present value assuming 11% interest                268,092      334,500
     Note payable to an individual in monthly installments
         of interest only at 10%, plus additional "premium"
         interest at 7% due each May 15th, payable in full
         in April 1999.  Subject to Subordination and Standstill
         Agreement with Finova                                         200,000      200,000
     Notes payable to two individuals, in monthly installments of interest only at 10%, payable in full in April 1999
         Subject to Subordination and Standstill Agreement
         with Finova
                                                                       107,500      107,500
                                                                    ----------   ----------

                                                                     2,658,718    3,210,776

     Less current portion                                            2,136,376       99,550
                                                                    ----------   ----------

                   Long-term debt, due in 1999                      $  522,342    3,111,226
                                                                    ==========   ==========

(8)  Income Taxes

     The income tax (benefit) expense consists of the following:

                                            1998        1997        1996
                                          --------    --------    --------

      Current:
          Federal                         $   --          --          --
          State                              1,894        --          --
                                          --------    --------    --------

                                             1,894        --          --
                                          --------    --------    --------

      Deferred:
          Federal                             --       (46,039)     30,234
          State                               --        (9,568)      6,283
                                          --------    --------    --------

                                              --       (55,607)     36,517
                                          --------    --------    --------

                    Total income tax
                      (benefit) expense   $  1,894     (55,607)     36,517
                                          ========    ========    ========

     The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997 are as follows:

                                                           1998         1997
                                                        ----------   ----------

Deferred tax assets:
    Restructuring costs                                 $  143,895         --
    Investment in securities                                  --        232,418
    Warranty reserve                                        91,028      132,309
    Legal settlement payable                               123,390      128,318
    Inventory write down                                   369,307       57,534
    Bad debt reserve                                        26,380       14,523
    Self-insurance reserve                                  22,490        6,223
    Other                                                   27,879        1,994
    Capital loss carryforward                              273,043
    Net operating loss carryforwards:
      Federal                                              737,970      629,394
      State                                                 98,391      130,810
                                                        ----------   ----------

                                                         1,913,773    1,333,523

    Less valuation allowance                             1,657,570      490,416
                                                        ----------   ----------

              Net deferred tax asset                       286,203      843,107
                                                        ----------   ----------

Deferred tax liability:
    Property, plant and equipment, due to                   94,423
      differences in depreciation                                       651,327
    Real estate held for sale                              191,780      191,780
                                                        ----------   ----------

              Net deferred tax liability                   286,203      843,107
                                                        ----------   ----------

              Net deferred tax assets and liabilities   $     --           --
                                                        ==========   ==========

     The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory income tax rate to (loss) earnings before income taxes as a result of the following differences:

                                                    1998     1997     1996
                                                   ------   ------   ------

      Statutory federal income tax rate            (34.0)%  (34.0)%   34.0%
      State income taxes, net of federal income
          tax benefit                               (4.3)    (4.4)     4.4
      Change in valuation allowance                 40.5     36.2       --
      Other                                         (2.1)    (2.1)   (14.7)
                                                    ----     ----     ----

      Effective tax rates                             .1%    (4.3)%   23.7%
                                                    ====     ====     ====

     The Company has a valuation allowance of $1,657,570 and $490,416, respectively, as of April 30, 1998 and 1997 an increase of $1,167,154 and $490,416 in the valuation allowance for the same respective periods ended. The valuation allowance for fiscal 1996 was $-0-.

     At April 30, 1998 and 1997, the Company had approximately $2,259,000 and $1,982,000, respectively, of net operating loss carryforwards to offset future income for federal and state income tax purposes which will expire 2009 through 2013.

     A provision of the Tax Reform Act of 1986, as amended, requires that utilization of net operating loss and credit carryforward be limited when there is a more than 50% change in ownership of the Company. Such change in ownership may have occurred. However, the date of the change and the amount of loss and credits subject to the limitation has not yet been determined. Accordingly, the utilization of the net operating loss and credit carryforwards to remaining future years may be limited. Any future change in the equity structure of the Company may further limit the utilization of the net operating loss and credit carryforwards.



(9)  Commitments and Contingencies

     Operating Lease Commitments

     The Company leases office space, vehicles and office equipment under various operating lease agreements expiring over several years. The Company also has month-to-month rental agreements on its corporate office space and on certain manufacturing equipment under agreement with a director of the Company. In addition, the Company leases all of its space at its Grass Valley building, shown under Real estate and assets held for sale. Such rental revenues exceed the costs to finance and operate the facility. Lease expense was approximately $159,000 $108,000 and $105,000 for the years ended April 30, 1998, 1997 and 1996, respectively. Future minimum lease payments under non-cancelable lease agreements are as follows:

       Year ended April 30:
           1999                                              $  101,068
           2000                                                 101,474
           2001                                                  88,176
           2002                                                  86,496
           2003                                                   7,208
                                                             ----------
                                                             $  384,422
                                                             ==========

     Royalty Agreements

     The  Company  acquired a royalty  agreement  with Red Hawk  Rubber Co. (Red
     Hawk), from Riedel OMNI Rubber Products, Inc. The Red Hawk agreement provides that the Company pay a 5% royalty on all net sales of products that were being manufactured at the time the agreement was signed until June 1999. Any new products developed and manufactured by OMNI are not subject to the Red Hawk royalty agreement. Total royalty expense for fiscal years ended April 30, 1998, 1997 and 1996 were $113,725, $137,994 and
     $174,468, respectively.

     Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


(10) Stockholders' Equity

     Convertible Preferred Stock Series B

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

     Conversion
     ----------

     Each share of Series B convertible preferred stock shall be convertible to a like number of common shares if the Company reports gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ending Ap!ril 30, 1998 or 1999. If conversion standards have not been met, the Series B preferred stock shall be canceled by the Company upon the issuance of its fiscal year ended April 30, 1999 consolidated financial statements.

     Put Agreement

     The Company entered into stock put agreements with four individuals, three of whom are board members. Under the agreement, holders of the put could require the Company to purchase 111,741 shares valued at $134,285 in June 1997. In June 1997, the Company repurchased 23,774 shares at a value of $28,571, and repurchased another 5,944 shares at $7,043 in April 1998. Of the remaining 82,023 shares, 17,831 was repurchased subsequent to the end of the fiscal year, and the remainder became subject to note modification and subordination and standstill agreements discussed in note 13, Subsequent Event.

     Stock Options

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

     The per share weighted average fair value of stock options granted during 1997 was $.10 on the date of grant using the Minimum Value option-pricing model with the following weighted average assumptions: expected divided yield 0%, risk-free interest rate of 7%, and expected life of ten years. No options were granted during 1995.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The pro forma effects on net (loss) earnings of applying SFAS No. 123 were not material for the years ended April 30, 1998, 1997 and 1996.

     In January 1994, CMD adopted an employee stock option plan which provided for the issuance of incentive and non-qualified stock options. In April 1997, in connection with the merger, the Company adopted an Amended and Restated 1994 Stock Option Plan (1994 plan).

     The merger agreement calls for the exchange of options in the 1995 plan for options in the 1994 plan. For each stock option exchanged, option holders under the 1995 plan received substitute options in the 1994 plan to purchase such number of CMD common and preferred shares as the holder of the OMNI options would have received had the options been exercised in full immediately prior to the merger's closing. The terms and conditions of the 1994 plan are essentially the same as the 1995 plan. The substitute options are subject to the final ownership adjustment discussed in note 1.

     The following table presents historic stock option activity under the 1995 plan, converted into substitute options, and the combining effect with CMD options outstanding under the 1994 plan (no options were granted, exercised,  forfeited  or expired  during the fiscal  year ended  April 30,
     1996):

                                                                  Weighted
                                                                  Average
                                                       Number     Exercise
                                                     of shares     Price
                                                     ---------    --------

        Options outstanding at April 30, 1996          651,370    $   0.69

        Granted                                      1,236,289        0.83
        Exercised                                         --          --
        Forfeited                                      (48,061)      (0.69)
        Expired                                           --          --
        CMD options outstanding at time of merger      255,000        1.68
                                                    ----------    --------

        Options outstanding at April 30, 1997        2,094,598        0.89

        Granted                                         40,907        1.00
        Exercised                                         --          --
        Forfeited                                         --          --
        Expired                                           --          --
                                                    ----------    --------

        Options outstanding at April 30, 1998        2,135,505    $   0.89
                                                    ==========    ========

     The Company reserved 3,000,000 shares of common stock and 500,000 shares of preferred stock for issuance under the 1994 plan. At April 30, 1998, there were 864,495 shares available for grant under the 1994 plan.

     At April 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1994 plan was $0.25-$5.00 and 7 years, respectively.

     At April 30, 1998 and 1997, the number of options exercisable under the 1994 plan was 2,135,505 and 2,094,598, respectively, and the weighted average exercise price of those options was $0.89 for both years.

     Warrants Outstanding

     The following table presents warrants outstanding at April 30, 1998, all of which were issued by CMD in consideration for service rendered, debt and debt restructuring, and stock purchases and placements:

         Number of
          Common
          Shares                Exercise                 Expiration
         Issuable                price                      date
         --------              ---------                ------------

          52,500               $    6.05                May 13, 1999
          46,250                     .35                May 31, 1998
          10,000                     .75                May 31, 1998
          10,000                    1.50                May 31, 1998
         603,750                    6.50                May 13, 1999
          50,000                   10.00                April 14, 2000



(11) Major Customers and Credit Concentration

     The Company does business with and extends credit to a variety of commercial customers, including all of the major railroads in the United States, major cities and municipalities throughout the United States and Canada, and state-owned railroads throughout Europe and Asia.

     The Company sells products to customers primarily in the United States. On April 30, 1998 and 1997, $1,317,169 (71%) and 1,077,000 (59%),
     respectively, of the trade receivables were concentrated within the domestic railroad industry, and $19,650 (1%) and $255,000 (14%), respectively, of trade receivables were with companies and distributors located in foreign countries. Although the Company does not currently foresee a credit risk associated with the foreign receivables, repayment is somewhat dependent upon the financial stability of those countries' national economics.

     Sales to domestic railroads were approximately $12,851,290, $7,822,000 and $8,690,000 or 78%, 61% and 64% of total sales, for the years ended April 30, 1998, 1997 and 1996, respectively. Sales to the Company's largest customer were approximately $6,214,000, $2,220,000 and $1,986,000, or 38%,
     17% and 15% of total sales, for the years ended April 30, 1998, 1997 and 1996, respectively. Sales to the Company's five largest customers were approximately $12,606,383, $5,560,000 and $5,665,000, or 77%, 43% and 42%
     of total sales, for the years ended April 30, 1998, 1997 and 1996, respectively.

(12) Going Concern

     As reflected in the accompanying financial statements, current debt maturities and other short-term commitments exceeded the Company's liquid assets available to repay such commitments. To finance debt maturities, management has and will continue to seek both debt and equity investors to provide additional capital. The Company also started a plan to restructure the Company, reducing over capacity in its rubber manufacturing facilities and increasing its ability to produce and deliver concrete premium grade crossings on a timely basis. The Company is liquidating excess assets, reducing staff and cutting costs. Proceeds from asset sales will be used to pay off debt commitments.


(13) Subsequent Event

     Finova Forbearance Agreement

     On  July  15,  1998,  the  Company  entered  into a  Forbearance  Agreement
     ("Agreement") that significantly realigned the borrowing arrangement between the Company and Finova. This Agreement, that continues through June 1, 1999, allows the Company to borrow up to an additional $400,000 over the calculated eligible borrowing balance ("Permitted Overadvance"), defers installment payments on the Company's term debt, waives prior and existing defaults and puts in place a new default covenant based on the Company achieving forecast operating results. In addition, the Company must raise $250,000 in subordinated financing to aid in the financing of the Company. The Permitted Overadvance is subject to an interest rate of 6.25% over prime and the term note balance is subject to the default rate of interest at 2% over the stated note interest rate.

     Also, as part of the Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill agreements with eight unsecured creditors. These agreements place the note holder into a subordinate position with Finova and extends payoff of any obligation over a five-year period.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
          ----------------------------------------------------------------------

          None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) in the Exchange Act.
        ------------------------------------------------------------------------

        The executive officers and directors of the Company are as follows:


                 NAME                   AGE                POSITION
                 ----                   ---                --------

          William E. Cook                49        Interim CEO

          Edward S. Smith                79        Chairman of the Board
                                                   Director

          John E. Hart                   59        Director and Secretary

          Robert E. Tuzik                46        Vice President - Sales &
                                                   Marketing

          M. Charles Van Rossen          42        Chief Financial Officer and
                                                   Treasurer


     On December 31, 1997, Ronald G. Nutting retired from his position as Vice President and Secretary. On January 21, 1998, Richard Kreitzberg resigned as a director and on February 5, 1998, Joseph J. Barclay resigned as a director. On April 2, 1998, Bryan Holland's employment as Vice President-Manufacturing was terminated. Effective April 30, 1998, Michael
     L. DeBonny resigned as Chief Executive Officer, President and Treasurer of the Company.

     Each director is elected for a period of one year and serves until the stockholders duly elect his or her successor. The Board of Directors has no committees. Officers of the Company are elected by, and serve at the discretion of the Board of Directors. None of the above individuals has any family relationship with any other.

     The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

     William E. Cook was retained as Interim Chief Executive Officer of the Company in March 1998, replacing Michael DeBonny who was, up until April 30, 1998, the Company's President, CEO and Treasurer. Mr. Cook, through his company Riptide Holdings, Inc., was hired by the Company to assist with the restructuring and turnaround of the Company. Mr. Cook has been President of Riptide for three years. For the four years Prior to that Mr. Cook was President, CEO, a director and board chairman of DDL Electronics, Inc., a New York Stock Exchange company with printed circuit board and electronic contract assembly manufacturer operations in the United States and Europe. Prior to that, Mr. Cook was a partner with TBM Associates, a venture capital firm based in Boston, Massachusetts. Prior to that, Mr. Cook was President and CEO of Signal Technology, Inc., a company he co-founded in 1981. Mr. Cook acts as a consultant and/or serves on the boards of several private companies. Mr. Cook has both undergraduate and graduate degrees in Engineering from North Carolina State University and a Masters degree in Business Administration from MIT.

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

     Robert E. Tuzik has been Vice President - Sales and Marketing of the Company since closing of the merger with OMNI on April 30, 1997. He had been Vice President - Sales and Marketing from 1996 to the closing of the merger. From 1995 to 1996 he owned and operated Talus Associates, specializing in railway marketing and media relations. Prior to that he spent six years as editor of Railway Track and Structures, a railroad-engineering journal. Mr. Tuzik holds a BA in English and MS in Journalism from the University of Illinois at Chicago and Northwestern University.

     M. Charles Van Rossen was appointed Chief Financial Officer and Treasurer of the Company on August 11, 1998. From 1995 to 1998 he was a private financial and management consultant. Prior to that he spent four years as Chief Financial Officer and Controller of DDL Electronics, Inc., a New York Stock Exchange company with printed circuit board and electronic contract assembly manufacturer operations in the United States and Europe. Prior to that he spent seven years with the Pacificorp group of companies working in various management positions for that company's many subsidiaries. Prior to that Mr. Van Rossen was an audit manager with KPMG Peat Marwick. He is a Certified Public Accountant and holds a BS degree in Accounting and Quantitative Methods from the University of Oregon.



Item 10. Executive Compensation
         ----------------------

The following table sets forth remuneration paid to certain executive officers for the fiscal years ended April 30, 1998, 1997 and 1996, respectively:

                                          SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                               Annual Compensation                            Compensation
                               ------------------------------------------     ------------------

                                                                  Other
                               Year                               Annual
                               Ended                              Compen-      Options      LTIP     All other
Name and Principal Position    April 30     Salary      Bonus     sation         SARs      Payments    Comp.
---------------------------    --------     ------      -----     ------         ----      --------    -----
William E. Cook                1998          30,000       0          0            0            0          0
Interim CEO

Michael L. DeBonny             1998         150,000       0          0            0            0          0
CEO, President                 1997         151,814       0          0         618,144         0          0
and Treasurer                  1996         120,918       8,026      0            0            0          0

Ronald G. Nutting (1)          1998          66,702       0          0            0            0          0
Executive Vice President       1997         106,544       0          0            0            0          0
and Secretary                  1996          88,179       5,538      0            0            0          0



                                       21

     (1)  Mr. Nutting retired from the Company in January 1998.

     The Company's nonsalaried directors receive $1,000 for each Board meeting attended, and receive $2,500 annually, together with reimbursement for out-of-pocket expenses in attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Series B Preferred Stock as of the date hereof, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

             Name and Address of               Number of
            Beneficial Owner(1)(2)            SharesOwned       Percent of Class
            ----------------------            -----------       ----------------

                Michael L. DeBonny (3)         1,791,702               22%
                 16101 Parelius Circle
                 Lake Oswego, OR 97034

                      John E. Hart (4)           133,039               1.7%
                              Box 2495
                Grass Valley, CA 95945

                   Edward S. Smith (5)           630,532               8%
       921 SW Washington St., Ste. 762
                    Portland, OR 97205

             Richard A. Kreitzberg (6)           919,910               11.5%
             3332 El Dorado Loop South
                       Salem, OR 97032

                 Ronald J. Gangemi (7)           697,788               8.7%
              11950 Willow Valley Road
                 Nevada City, CA 95959

               Steven F. Rosendahl (8)           630,532               8%
           Dynasty Capital Corporation
           1000 SW Broadway, Suite 960
                   Portland, OR  97205

                 Ronald G. Nutting (9)           384,233               5%
          7400 SW Barnes Rd. Apt. 1213
                          Portland, OR

       Dean Witter Reynolds, Custodian
             for R. Andrew Davis (10)            384,233               5%
              253 East 31st Street #1D
                   New York, NY  10016

            All officers and directors           797,636               10%
                as a group (2 persons)

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

     (2) Includes shares of series B Preferred Stock held by the person listed.

     (3) Includes options held by Mr. DeBonny to purchase 942,670 shares of Common Stock and 96,304 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

     (4) Includes options held by Mr. Hart to purchase 60,000 shares under the Company's Incentive Stock Option Plan.

     (5) Includes options held by Mr. Smith to purchase 92,722 shares of Common Stock and 9,473 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

     (6) Includes shares owned by Mr. Kreitzberg's spouse. Also includes options held by Mr. Kreitzberg to purchase 30,907 shares Common Stock and 3,158 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

     (7) Includes shares owned by Mr. Gangemi's spouse and children.

     (8) Includes options held by Mr. Rosendahl to purchase 463,608 shares of Common Stock and 47,363 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

     (9) Includes options held by Mr. Nutting to purchase 46,361 shares of Common Stock and 4,736 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

     (10) Includes options held by Mr. Davis to purchase 15,454 shares of Common Stock and 1,579 shares of Series B Preferred Stock under the Company's Incentive Stock Option Plan.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

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

     In March, 1997, OMNI entered into a short-term equipment rental agreement with one of its directors, Edward S. Smith.

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



Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

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

     Index of Exhibits
     -----------------



     Exhibit #                           Description
     ---------                           -----------
        1.01        Form of Underwriting  Agreement with Oak Ridge  Investments,
                    Inc. (1)

        1.02        Form of Selected Dealers Agreement (1)

        1.03        Form of Representative's Warrant (1)

        1.04        Consulting Contract (1)

        2.01        Certificate of Incorporation of the Registrant (1)

     Exhibit #                           Description
     ---------                           -----------

        2.02        Bylaws of the Registrant (1)

        2.04        Bylaws of the Registrant as amended December 10, 1994 (1)

        2.05 Certificate of Designation of Preferences of Series B Preferred Shares (9)

        2.06        Amended and Restated Certificate of Incorporation (8)

        4.01        Form of Warrant Agreement (1)

        5.01 Opinion of John Hart, Esq., regarding legality of the Common Stock and Warrants (includes Consent) (1)

        10.01       Incentive Stock Option Plan (1)

        10.03       Agreement with LBI general partnership (1)

        10.06       Merger Agreement and Plan of Reorganization (5)

        10.07 Letter from Perry-Smith & Co. (former accountant dated July 24, 1997) pursuant to Item 304 (a) (3) of Regulation S-K (6)

        10.08       Employment Agreement (Mr. DeBonny) (9)

        10.09       Lease Agreement for Portland, Oregon Facility, dated May 21,
                    1997(7)

        10.10       Amended and Restated 1994 Stock Option Plan (8)

        10.11       FINOVA Forbearance Agreement

        27.05       Financial Data Schedule--April 30, 1998


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

          (8) Previously filed as an Exhibit to the Company's Proxy filed pursuant to Regulation 14A on April 3, 1998

          (9) Previously filed as an Exhibit to the Company's Form 10-KSB filed for the fiscal year ended April 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Creative Medical Development, Inc.
                                         ----------------------------------
                                         (Registrant)


                                         By  /S/  William E. Cook
                                           -------------------------------------
                                           (Signature and Title)

                                         Interim Chief Executive Officer

                                         Date   August 21, 1998
                                             -----------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ M. Charles Van Rossen              By  /s/ William E. Cook
  -------------------------------           ------------------------------------
  (Signature and Title)                     (Signature and Title)
  M. Charles Van Rossen                     William E. Cook,
  Chief Financial Officer                   Interim Chief Executive Officer

Date  August 21, 1998                    Date  August 21, 1998
    -----------------------------            -----------------------------------




By /S/ JOHN E. HART                       By  /S/ EDWARD S. SMITH
  -------------------------------           ------------------------------------
  (Signature and Title)                     (Signature and Title)
  John E. Hart, Director                    Edward S. Smith, Director

Date  August 21, 1998                     Date  August 21, 1998
    -----------------------------             ----------------------------------