Form 10QSB
period 1998-07-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1998-09-21
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

 [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the quarterly period ended    July  31, 1998
                                            -----------------

 [   ]     Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from                 to
                                          ---------------     -----------------

           Commission file number Securities Act Registration No. 33-75276
                                  ----------------------------------------

                       Creative Medical Development, Inc.
                       ----------------------------------
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


                                 (503)230-8034
                                 -------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---    --

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes      No
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,109,152 Common Shares and 586,858 Series B Preferred Shares all at $.01 par value were outstanding as of August 31, 1998


           Transitional Small Business Disclosure Format (check one):

                           Yes           No      X
                               -------        -------

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                      INDEX


PART I.               FINANCIAL

    Item 1. Financial Statements

                 Unaudited Consolidated Balance Sheets......................1

                 Unaudited Consolidated Statements of Operations............2

                 Unaudited Consolidated Statements of Cash Flows............3

                 Notes to Unaudited Consolidated Financial
                 Statements.................................................4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8


PART II.              OTHER INFORMATION....................................11

    Item 1.       Legal Proceedings

    Item 2.       Changes in Securities

    Item 3.       Defaults Upon Senior Securities

    Item 4.       Submission of Matters to a Vote of Security Holders

    Item 5.       Other Information

    Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES.................................................................12

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    July 31, 1998 April 30, 1998
                                                     (Unaudited)
                                                    ------------- --------------
Current Assets:
     Cash                                            $   143,832    $   393,877
     Accounts receivable, net                          1,674,208      1,853,280
     Inventories, net                                  1,080,447      1,423,800
     Prepaid expenses and deposits                       225,055         52,158
                                                     -----------    -----------
        Total current assets                           3,123,542      3,723,115

     Real estate held for sale                         1,822,819      1,618,275
     Property, plant and equipment, net                1,927,495      2,272,214
                                                     -----------    -----------

                                                     $ 6,873,856    $ 7,613,604
                                                     ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities:
     Accounts Payable                                $ 1,764,466    $ 1,884,679
     Accrued Liabilities                               1,169,382      1,459,092
     Notes Payable                                     2,688,473      3,305,283
     Current portion of long-term debt                 2,057,975      2,136,376
                                                     -----------    -----------
                                                       7,680,296      8,785,430

Long-term debt, less current portion                     753,802        522,342

Stockholders' equity:
     Common Stock                                         54,426         55,246
     Preferred stock                                       6,221          6,221
     Additional paid in capital                        2,328,219      2,413,651
     Retained deficit                                 (3,949,108)    (4,169,286)
                                                     -----------    -----------
         Total stockholders' deficit                  (1,560,242)    (1,694,168)
                                                     -----------    -----------

                                                     $ 6,873,856    $ 7,613,604
                                                     ===========    ===========

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Quarter         Quarter
                                                       Ended           Ended
                                                      July 31         July 31
                                                       1998            1997
                                                    -----------     -----------

Sales                                               $ 3,642,238     $ 3,826,383
Cost of sales                                         2,697,852       2,837,363
                                                    -----------     -----------
     Gross profit                                       944,386         989,020

Selling expenses                                        319,698         335,801
Administrative expenses                                 266,630         369,346
Research and development                                 35,350          26,174
                                                    -----------     -----------
                                                        621,678         731,321

     Earnings from operations                           322,708         257,699

Other income (expense):
     Interest expense                                  (127,289)       (167,529)
     Miscellaneous income (expense)                      24,759         (34,042)
                                                    -----------     -----------
         Total other expense                           (102,530)       (201,571)

         Earnings before income taxes                   220,178          56,128

Income taxes                                               --              --
                                                    -----------     -----------

     Net earnings                                   $   220,178     $    56,128
                                                    ===========     ===========

Net basic and diluted earnings per share            $      0.04     $      0.01
                                                    ===========     ===========

Weighted average common shares outstanding            5,495,043       5,539,865


                                CREATIVE MEDICAL DEVELOPMENT, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOW

                                                                 Quarter               Quarter
                                                                  Ended                 Ended
                                                                 July 31               July 31
                                                                  1998                  1997
                                                               ----------             ----------
Cash Flows from Operating Activities
Net Income                                                      $ 220,178              $  56,128
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation 39,849                                           66,167
     Amortization                                                                         29,744
     Changes in assets and liabilities:
         Accounts receivable                                      179,072               (266,385)
         Inventories                                              343,353                 65,479
         Prepaid expenses and deposits                           (172,897)              (237,267)
         Accounts payable                                        (120,213)               (99,610)
         Accrued liabilities                                     (289,710)                 9,562
         Deferred gain                                               --                   79,084
                                                                ---------              ---------

     Net cash provided by (used in) operating activities          199,632               (297,098)

Cash Flows from Investing Activities
Proceeds from sale of plant, property & equipment                 101,276                418,757
Purchase of plant, property & equipment                              (950)              (186,807)
Proceeds from sale of investment securities                          --                  755,123
                                                                ---------              ---------

     Net cash provided by investing activities                    100,326                987,073

Cash Flows from Financing Activities
Common stock redemption                                           (18,752)               (25,003)
Net payments on notes payable                                    (531,251)              (433,465)
Net payments on long term debt                                       --                 (376,103)
                                                                ---------              ---------

     Net cash used in financing activities                       (550,003)              (834,571)
                                                                ---------              ---------

Net decrease in cash and cash equivalents                        (250,045)              (144,596)

Cash and cash equivalents at beginning of period                  393,877                139,636
                                                                ---------              ---------

Cash and cash equivalents at end of period                      $ 143,832              $  (4,960)
                                                                =========              =========


Supplemental schedule of non-cash financing activities
     Exchange of 64,192 common shares for debt                  $  67,500                   --
     Conversion of unsecured current debt to long-term            163,960                   --




                       CREATIVE MEDICAL DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) INTERIM FINANCIAL INFORMATION

     The Company pursuant to the rules and regulations of the Securities and Exchange Commission has prepared the accompanying Unaudited consolidated financial statements of Creative Medical Development, Inc.. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1998, included in the Company's Form 10-KSB.


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

     Under the terms of the merger agreement, the shareholders and stock option holders of OMNI exchanged all of their common stock and common stock options for common stock and Series B preferred stock and common and preferred stock options ("Substitute Options") of the Company. OMNI's common stock and common stock options were converted into CMD common stock and common stock options at a ratio of 3.091 to 1.0. In addition, OMNI shareholders and stock option holders received 352,066 shares of Series B preferred stock and 187,934 options to purchase Series B preferred stock, respectively.

     Upon completion of the transaction, former OMNI security holders owned approximately 67% of the total outstanding shares of the Company on a fully diluted basis. Ten percent of the Company's shares given in the transaction were placed in escrow ("Escrow Shares") pending final valuation and settlement. The final ownership ratio was adjusted pursuant to the Merger Agreement to reflect differences that resulted from changes in assets of both companies between the date of acquisition and the settlement date of April 30, 1998. The determination of final asset values was not resolved until August 1, 1998, at which time the Escrow Shares were canceled to reflect the final ownership ratio. In addition, the Substitute Options were adjusted down by 10%.

     As a result of the adjustments under the Merger Agreement and reduction of stock options held by the Company's former CEO, discussed in Note (3) below, the ratio of the Company's outstanding stock held by the former OMNI shareholders, assuming exercise of all the Substitute Options and exercise of all options and warrants of the Company outstanding at the time of the merger which were exercisable at $1.00 or less, was reduced from approximately 67% to approximately 61%. As of the first quarter ended July 31, 1998, prior to the adjustments, there were 5,442,596 shares of common stock and 622,065 shares of Series B Preferred stock outstanding.

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

(3) COMPANY RESTRUCTURING

     During the fourth quarter of fiscal 1998, the Company began a restructuring plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stems from changes in industry demand away from rubber and more toward concrete crossings. The Company has ceased production of recycled rubber at its Portland, Oregon, and Lancaster, Pennsylvania, plants and is liquidating its recycled rubber manufacturing equipment and real estate at both locations. Some equipment, primarily concrete forms, were transferred to the Company's remaining facilities. At the same time the Company has extended an agreement with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings.

     The Company in conjunction with its restructuring recorded certain charges in the fourth quarter of the fiscal year ended April 30, 1998. These include a write down of assets to be liquidated, a write-off of excess and obsolete recycled rubber inventory and accrual of expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and are being paid out during fiscal year 1999. Approximately $180,000 has been paid out through the end of the first quarter.

     In addition, the Company entered into an agreement with its former CEO, Michael L. DeBonney, for his resignation as an officer and director of the Company effective April 30, 1998, and full settlement of any claims against the Company in connection with his employment as an officer of the Company. The agreement continues in effect certain provisions of the employment agreement related to noncompetition restricted use of proprietary information and confidentiality. Also, pursuant to the terms of the severance agreement with Mr. DeBonny, he has relinquished additional options for 556,330 common shares and 56,835 Series B preferred shares.


(4) DEBT

     During the first quarter, the Company entered into a Forbearance Agreement with its Senior lender Finova Capital Corporation, ("Finova") that defers Finova from taking any action against the Company by reason of any existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement, the Company is subject to additional covenants that, among other things, requires the Company raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company to meet certain projected financial goals.

     As part of the Forbearance Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill Agreements with certain unsecured creditors. These agreements place each creditor into a subordinate position with Finova and extend payoff of any obligation over a five-year period. In some cases the Modification Agreements defer payment of current and future accruals on certain royalty and services fees.


(5) BASIC AND DILUTED NET EARNINGS PER COMMON SHARE

     Net earnings per share ("EPS") is computed based on the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Under SFAS 128, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Contingently issuable shares, that are issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have antidilutive effect on earnings per share. The calculation of diluted earnings per share excludes any potentially dilutive shares as such shares would have an antidilutive effect.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations Background
       ------------------------------------------------------------------------

     Creative Medical Development, Inc. (the "Company") was incorporated in the state of California on July 20, 1992, and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

     On September 13, 1995, the Company entered into an Asset Purchase Agreement with Gish Biomedical, Inc. ("Gish") for sale of the EZ Flow Pump technology and product line. Under its terms, substantially all of the Company's manufacturing related assets (with a net book value of $680,957) were sold for $600,000 cash and $2,000,000 of Gish Stock (240,240 shares). Pursuant to the terms of the agreement, operation of the EZ Flow business was transferred to Gish as of September 13, 1995, and the sale closed April 17, 1996.

     On April 17, 1997, the Company entered into an agreement for merger and reorganization with OMNI International Rail Products, Inc., ("OMNI") a privately held company in the business of manufacturing and distributing premium rail crossing surface products in the United States and internationally. The agreement provided for the merger of OMNI with a wholly owned subsidiary of the Company formed for purposes of the transaction. The Final ownership ratio, after valuation adjustment completed on August 1, 1998, gave 61% ownership in the Company to the former OMNI shareholders.

     OMNI was an Oregon corporation formed in 1994 to acquire the OMNI premium crossing business from Reidel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became directors of the Company and the subsidiary.

     The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results.

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended July 31, 1998 and 1997 have been derived from the unaudited consolidated financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Quarter ended July 31, 1998 compared with the Quarter ended July 31, 1997

                                        As of and for the Quarters Ended
                                                    July 31
                                        ------------------------------------

                                            1998                    1997
                                          ---------               ---------
         Revenue                          3,642,238               3,826,383
         Gross Profit                        25.9%                   25.8%
         Earnings from Operations             8.9%                    6.7%
         Net earnings                         6.0%                    1.5%
         Net earnings per share              $0.04                   $0.01

REVENUE

The Company derives its revenues from the sale of premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the quarter ended July 31, 1998, decreased from the same quarter last year by $184,145 or a decrease of 4.8%. Although current quarter sales are slightly lower than last year's, the mix of sales products has changed significantly. Total concrete crossing sales were up 36% over the same period last year, and virgin rubber crossing sales were up 4.3%. At the same time sales of recycled rubber products declined $890,828 or 90% from last year. This decline reflects the Company's discontinuance of recycled rubber products and an increase in sales of concrete and virgin rubber crossing surfaces.

The Company has virtually liquidated all of its recycled rubber product line and closed two recycled rubber operations. The Company has increased its concrete production capacity by refocusing its production to this part of the premium grade crossing market. Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider of virgin rubber product. The Company's year to date order bookings through August 1998, are about 55% less than the same period last year and total backorder levels through August are 85% less than last year. This drop in bookings is a direct result of budget cuts by the major railroad lines. Management expects cutbacks by the major railroads and slowdowns on large railroad-, state- and federally-funded projects will continue through the fourth quarter of this calendar year, and possibly longer.

COST OF SALES

Cost of sales decreased from $2,837,383 in the quarter ended July 31, 1997, to $2,697,852 in the quarter ended July 31, 1998, or a decrease of 4.9%. The greatest part of this decrease is directly related to lower sales. At the same time part of the decrease is due to greater operating efficiencies achieved by the Company in realigning its operations and products. Increases in efficiency are expected to continue over the course of fiscal 1999.

SELLING EXPENSES

Selling expenses for the quarter ended July 31, 1998, were $319,698 compared to $335,801 for the quarter ended July 31, 1997. Lower selling expenses are due to overall reduced selling costs including, elimination of two sales offices and several positions within the sales department and a lower commission rate structure.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended July 31, 1998, decreased to $266,630 representing a 27.8% decrease over the same quarter last year. General and administrative salaries were dramatically reduced with the termination of the Company's Vice President of Operations and with the resignation of the Company's Chief Executive Officer and its Chief Financial Officer, as well as the elimination of several other positions. Consulting fees paid for the Company's current interim Chief Executive and Chief Financial Officers offset some of these savings. In addition, new management has reduced operating expenses as part of the Company's overall restructuring.

INTEREST EXPENSE

Interest expense for the quarter ended July 31, 1998, was $127,289 as compared to $167,529 for the quarter ended July 31, 1997. The decrease reflects the Company's continued repayment of long-term debt and lower borrowing on the Company's revolving line of credit. Interest rates were also reduced on certain unsecured borrowings as part of the Company's modification of various debt agreements (done in conjunction with the Finova Forbearance Agreement).

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had a cash balance of $143,832. The Company's operating activities generated cash of $199,632 during the first quarter

The net working capital deficit at July 31, 1997, amounted to $4,556,754. The Company's current debt maturities and other short-term commitments exceed the Company's liquid assets available to pay such obligations. Two mortgages are due in December 1998. The Company is actively trying to sell various properties that secure these mortgages.

During the fiscal first quarter the Company entered into a Forbearance Agreement with its Senior Lender, Finova, that defers Finova taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement the Company is subject to additional covenants that, among other things, requires the Company raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company to meet certain projected financial goals.

The Company's capital expenditures for the quarter were $950. The Company continues to liquidate certain out of production manufacturing assets that were associated with the Company's recycled rubber operations. Sales of assets generated $101,276 of proceeds in the first quarter of fiscal 1999. These proceeds and an estimated $1,600,000 in gross proceeds in fiscal 1999 will be used to retire much of the Company's term debt and mortgages. Sales of the Company's Lancaster, Pennsylvania, and McHenry, Illinois, facilities are expected to raise additional amounts sufficient for payoff of the Company's obligations that come due during next fiscal year.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 1999. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due in fiscal 1999. There can be no assurance the Company will be able to complete the real estate and equipment sales noted above prior to the mortgage maturity dates, nor can there be any assurance that the Company will be able to raise the subordinated funds required pursuant to the Forbearance Agreement. The Company has extended its requirement to raise the subordinated investment pursuant to the Forbearance Agreement until October 14, 1998. The Company must raise the necessary funds by that time.



The Company's stock is traded on the OTC Electronic Bulletin Board.



OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------

         Not applicable.

Item 2. Changes in Securities
-----------------------------

         Not applicable

Item 3. Defaults on Senior Securities
-------------------------------------

     As previously disclosed in the Company's Annual Report on Form 10-KSB and discussed in detail in Note (4) to the Quarterly Financial Statements and in
Part I, Ite!m 2, Management's Discussion and Analysis, above, as a result of the Company's default in certain covenants of the loan agreements with its Senior Lender, both parties entered into a Forbearance Agreement on July 15, 1998, and under its terms, places the Company not in default.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         Not applicable

Item 5. Other Information
-------------------------

         Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits
                  --------

                  10.12 Filed with the Company's report on Form 8-K on August 25, 1998, for Separation Agreement and Mutual Release between the Company and Michael L. DeBonny, the Company's former Chief Executive Officer.

                  27       Financial Data Schedule July 31, 1998.

         (b)      Reports on Form 8-K
                  -------------------

                  A report on Form 8-K was filed  August 27,  1998,  pursuant to
                  Item 5, Other Events, covering the report of the fiscal year ended April 30, 1998 operating results, resignation of the Company's former CEO and announce the completed Forbearance Agreement between the Company and Finova Financial Corporation.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Creative Medical Development, Inc.
----------------------------------

Registrant


September 18, 1998                          /s/  William E. Cook
------------------                              --------------------------------
Date                                             William E. Cook
                                                 Interim Chief Executive Officer


September 18, 1997                         /s/  M. Charles Van Rossen
------------------                             ---------------------------------
Date                                            M. Charles Van Rossen
                                                Chief Financial Officer