Form 10QSB
period 1998-10-31
CREATIVE MEDICAL DEVELOPMENT INC
filed 1998-12-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


         (Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended    October 31, 1998
                                            ----------------

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


                                 (503)230-8034
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                              Yes          No
                                  -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,109,152 Common Shares and 586,858 Series B Preferred Shares all at $.01 par value were outstanding as of August 31, 1998

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      INDEX


PART I.  FINANCIAL

    Item 1.  Financial Statements

               Unaudited Condensed Consolidated Balance Sheets..............1

               Unaudited Consolidated Statements of Operations..............2

               Unaudited Consolidated Statements of Cash Flows..............3

               Notes to Unaudited Consolidated Financial
               Statements...................................................4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8


PART II. OTHER INFORMATION.................................................12

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.................................................................13

                       CREATIVE MEDICAL DEVELOPMENT, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                             October 31, 1998     April 30, 1998
                                               (Unaudited)
                                               -----------        --------------
Current Assets:
    Cash                                       $   125,765          $   393,877
    Accounts receivable, net                     1,190,509            1,853,280
    Inventories, net                               870,745            1,423,800
    Prepaid expenses and deposits                  203,263               52,158
                                               -----------          -----------
       Total current assets                      2,390,282            3,723,115

    Real estate held for sale                    1,840,958            1,618,275
    Property, plant and equipment, net           1,748,335            2,272,214
                                               -----------          -----------

                                               $ 5,979,575          $ 7,613,604
                                               ===========          ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities:
    Accounts Payable                           $ 1,809,840          $ 1,884,679
    Accrued Liabilities                            872,551            1,459,092
    Notes Payable                                1,658,747            3,305,283
    Current portion of long-term debt            2,037,610            2,136,376
                                               -----------          -----------
                                                 6,378,748            8,785,430

Long-term debt, less current portion               923,756              522,342

Stockholders' deficit:
    Common Stock                                    51,092               55,246
    Preferred stock                                  5,869                6,221
    Additional paid in capital                   2,331,906            2,413,651
    Retained earnings (deficit)                 (3,711,796)          (4,169,286)
                                               -----------          -----------
        Total stockholders' deficit             (1,322,929)          (1,694,168)
                                               -----------          -----------

                                               $ 5,979,575          $ 7,613,604
                                               ===========          ===========



                                       CREATIVE MEDICAL DEVELOPMENT, INC.
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                        Quarter             Quarter            Six Months          Six Months
                                         Ended               Ended               Ended               Ended
                                       October 31          October 31          October 31          October 31
                                          1998                1997                1998                1997
                                      -----------         -----------         -----------         -----------

Sales                                 $ 3,182,869         $ 4,762,624         $ 6,825,107         $ 8,589,007
Cost of sales                           2,315,735           3,722,379           5,013,587           6,559,742
                                      -----------         -----------         -----------         -----------
   Gross profit                           867,134           1,040,245           1,811,520           2,029,265

Selling expenses                          212,474             470,223             532,172             806,024
Administrative expenses                   283,520             339,781             550,150             709,127
Research and development                   37,827              37,421              73,177              63,595
                                      -----------         -----------         -----------         -----------
                                          533,821             847,425           1,155,499           1,578,746

   Earnings from operations               333,313             192,820             656,021             450,519

Other income (expense):
   Interest expense                      (114,066)           (160,289)           (241,355)           (327,818)
   Miscellaneous income (expense)          18,065             (30,016)             42,824             (64,058)
                                      -----------         -----------         -----------         -----------
       Total other expense                (96,001)           (190,305)           (198,531)           (391,876)

       Earnings before income taxes       237,312               2,515             457,490              58,643

Income taxes                                 --                  --                  --                  --
                                      -----------         -----------         -----------         -----------


     Net earnings                     $   237,312         $     2,515         $   457,490         $    58,643
                                      ===========         ===========         ===========         ===========

Net earnings per share                $      0.05         $      0.00         $      0.09         $      0.01
                                      ===========         ===========         ===========         ===========

Weighted average common
     shares outstanding                 5,109,152           5,530,563           5,302,098           5,538,486



                                                      2


                             CREATIVE MEDICAL DEVELOPMENT, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOW

                                                                    Six Months     Six Months
                                                                       Ended          Ended
                                                                    October 31     October 31
                                                                       1998           1997
                                                                       ----           ----
Cash Flows from Operating Activities
Net Income                                                         $   457,490    $    58,643
Adjustments to reconcile net income to
   net cash provided (used) by change in assets and liabilities:
     Depreciation                                                       79,105        165,157
     Amortization                                                                      59,488
     Cash provided (used) by current assets and liabilities:
         Accounts receivable                                           662,771       (848,947)
         Inventories                                                   553,055         96,348
         Prepaid expenses and deposits                                (151,105)      (178,322)
         Accounts payable                                              (74,839)       387,764
         Accrued liabilities                                          (586,541)        12,496
         Deferred gain                                                    --           74,923
                                                                   -----------    -----------

     Net cash provided (used) by operating activities                  939,936       (172,450)

Cash Flow from Investing Activities
Proceeds from sale of plant, property & equipment                      226,672        380,471
Purchase of plant, property & equipment                                 (4,581)      (165,292)
Proceeds from sale of investment securities                               --          755,123
                                                                   -----------    -----------

     Net cash provided by investing activities                         222,091        970,302

Cash Flows from Financing Activities
Common stock redemption                                                (18,752)       (25,003)
Net payments on notes payable                                       (1,411,387)        (2,162)
Net payments on long term debt                                            --         (795,689)
                                                                   -----------    -----------

     Net cash used by financing activities                          (1,430,139)      (822,854)
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                             (268,112)       (25,002)

Cash and cash equivalents at beginning of period                       393,877        139,636
                                                                   -----------    -----------

Cash and Cash equivalents at end of period                         $   125,765    $   114,633
                                                                   ===========    ===========


Supplemental schedule of non-cash financing activities
     Exchange of 64,192 common shares for debt                     $    67,500           --
     Conversion of unsecured current debt to long-term                 262,712           --


                                             3

                       CREATIVE MEDICAL DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The Company pursuant to the rules and regulations of the Securities and Exchange Commission has prepared the accompanying unaudited consolidated financial statements of Creative Medical Development, Inc.. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1998, included in the Company's Form 10-KSB.


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

     Effective April 30, 1997, CMD and OMNI  International  Rail Products,  Inc.
     (OMNI), completed an agreement and plan of merger which provided for the merger of OMNI with and into a wholly-owned subsidiary of CMD (collectively, the Company). Upon consummation of the merger, OMNI's name changed to OMNI Products, Inc. Just prior to the closing of the merger, OMNI and CMD each completed a recapitalization under approval of each company's Board of Directors.

     Under the terms of the merger agreement, the shareholders and stock option holders of OMNI exchanged all of their common stock and common stock options for common stock and Series B preferred stock and common and preferred stock options ("Substitute Options") of the Company. OMNI's common stock and common stock options were converted into CMD common stock and common stock options at a ratio of 3.091 to 1.0. In addition, OMNI shareholders and stock option holders received shares of Series B preferred stock and options to purchase Series B preferred stock, respectively.

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

(3)  COMPANY RESTRUCTURING

     During Fiscal 1998,  the Company began a  restructuring  plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stems from changes in industry demand away from rubber and more toward concrete crossings. The Company has ceased production of recycled rubber at its Portland, Oregon, and Lancaster, Pennsylvania, plants and has liquidated all of its related real estate, and almost all of its recycled rubber manufacturing equipment at both locations. Some equipment, primarily concrete forms, were transferred to the Company's remaining facilities. At the same time the Company has extended an agreement with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings.

     The Company in conjunction with its restructuring recorded certain charges as of fiscal year ended April 30, 1998. These include a write down of assets to be liquidated, a write-off of excess and obsolete recycled rubber inventory and accrual of expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and are being paid out during fiscal year 1999. All of the accrual made at fiscal year ended 1998 has been applied to disbursements of the Company as of the second quarter ended October 31, 1998.

     The Company entered into an agreement with its former CEO, Michael L. DeBonney, for his resignation as an officer and director of the Company effective April 30, 1998, and full settlement of any claims against the Company in connection with his employment as an officer of the Company. The agreement continues in effect certain provisions of the employment agreement related to noncompetition, restricted use of proprietary information and confidentiality. Also, pursuant to the terms of his severance agreement, Mr. DeBonny has relinquished additional options for 556,330 common shares and 56,835 Series B preferred shares.


(4)  DEBT

     During the 1999 fiscal first quarter, the Company entered into a Forbearance Agreement with its Senior lender Finova Capital Corporation, ("Finova") that defers Finova from taking any action against the Company by reason of any existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt, and subjects the Company to additional covenants that, among other things, require the Company to raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company meet certain projected financial goals.

     At the end of October, the Company and Finova amended the Forbearance agreement reducing the subordinated debt financing to two tranches of $61,290 each making available $100,000 of Overadvance. The Company may provide up to the original $250,000 of subordinated financing in exchange for up to $400,000 of Overadvance financing. The Amendment also extended the payoff of the Term Debt owed by the Company to Finova. The first tranche was invested in November 1998 and the second in December.

     At the End of October 1998, the Company owed two lenders approximately $2,000,000 on notes secured by first mortgages on the Company's owned facilities. Both notes were originally due in December 1998. The Company negotiated extension of these notes for periods of six and twelve months. All current terms of the notes remain in effect including monthly installments payments. On November 30, 1998, the Company completed the sale of its Lancaster, Pennsylvania Facility generating a pretax gain of approximately $160,000. Net proceeds from the sale of approximately $605,000 were used to reduce the mortgage notes payable.

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


(5)  BASIC AND DILUTED NET EARNINGS PER COMMOM SHARE

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

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
       of Operations Background
       ------------------------

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

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended October 31, 1998 and 1997 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

          Results of Operations -- Quarter and six months ended October 31, 1998 compared with the quarter and six months ended October 31, 1997

                                     Quarters Ended          Six Months Ended
                                  ---------------------    ---------------------

                                    1998         1997        1998         1997
                                  ---------   ---------    ---------   ---------
        Revenue                   3,182,869   4,762,624    6,825,107   8,589,007
        Gross Profit                 27.2%       21.8%        26.5%       23.6%
        Earnings from Operations     10.5%        4.0%         9.6%        5.2%
        Net earnings                  7.5%        0.1%         6.7%        0.7%
        Net earnings per share       $0.05       $0.00        $0.09       $0.01

REVENUE

The Company derives its revenues from sales of both virgin rubber and concrete and rubber premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the quarter ended October 31, 1998, decreased from the same quarter last year by $1,579,755 or a decrease of 33.2%. The reduction in sales is mainly attributed to a change in sales mix and elimination of all recycled rubber products in the current year. Total concrete crossing sales were down 15.5% over the same period last year, and virgin rubber crossing sales were down 28%. Declines in these product areas were mainly the result of lower demand by the Company's major railroad customers. At the same time sales of recycled rubber products accounted for $667,264 of second quarter sales last year, where as no recycled rubber sales occurred in the second quarter of fiscal 1999. For the six-month period, sales decreased $1,763,900 or 20.5% over last year with most of the decline coming in the second quarter. Again, the Company's lower current year sales are due to a change in the mix of product sold and from eliminating sales of recycled product (recycled rubber sales were $1,558,092 lower for the first six months of fiscal 1999 versus fiscal 1998).

The Company has now liquidated all of its recycled rubber product line and closed two recycled rubber operations. The Company has increased its concrete production capacity by refocusing its production to this part of the premium grade crossing market. Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider of virgin rubber product.


COST OF SALES & GROSS MARGIN

Cost of sales decreased from $3,722,379 in the quarter ended October 31, 1997, to $2,315,735 in the quarter ended October 31, 1998, or a decrease of 37.8%. The greatest part of this decrease is directly related to lower sales. At the same time part of the decrease is due to operating efficiencies achieved by the Company in realigning its operations and products and from higher profit margin from the Company's current product line. Cost of sales for the six months ended October 31, 1998 declined by $1,546,155 or 23.6% with most of the decline coming in the second quarter.

Gross margins improved in the second quarter of fiscal 1999 to 27.2% compared to 21.8% last year. Much of the improvement came from elimination of low profit margin recycled rubber products and increased sales of higher margin virgin rubber products.


SELLING EXPENSES

Selling expenses for the quarter ended October 31, 1998, were $212,474 (6.7% of sales) compared to $470,223 (9.9% of sales) for the quarter ended October 31, 1997. For the six months, selling expenses were $532,172 (7.8% of sales) compared to the prior year's same period selling costs of $806,024 (9.4% of sales). Lower selling expenses are due to overall reduced selling costs as a result of eliminating two sales offices, eliminating several positions within the sales department and establishing a lower commission rate structure.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended October 31, 1998, decreased to $56,261 representing a 16.6% decrease over the same quarter last year. For the six months General and administrative expenses were $550,150 (8.1% of sales) compared to $709,127 (8.3%) or a 22.4% decline. General and administrative salaries were dramatically reduced with the termination of the Company's Chief Executive Officer and Vice President of Operations and with the resignation of its Chief Financial Officer, as well as the elimination of several other positions. Consulting fees paid for the Company's interim Chief Executive and Chief Financial Officers offset some of these savings for the six month period. In addition, new management has reduced other operating expenses as part of the Company's overall restructuring.


INTEREST EXPENSE

Interest expense for the quarter ended October 31, 1998, was $114,066 as compared to $160,289 for the quarter ended October 31, 1997, a 28.8% reduction. The decrease reflects the Company's continued repayment of long-term debt and lower borrowing on the Company's revolving line of credit. Interest rates were also reduced on certain unsecured borrowings as part of the Company's modification of various debt agreements (done in conjunction with the Finova Forbearance Agreement).

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had a cash balance of $125,765. The Company's operating activities generated cash of $939,936 during the first six months. Approximately half of these proceeds came from operating income and the remainder from better management of the Company's working capital.

The Company's net working capital deficit at October 31, 1998, amounted to $3,988,466 (an improvement over the first quarter of fiscal 1999 by approximately $510,000). The Company's current debt maturities and other short-term commitments exceed the Company's liquid assets available to pay such obligations. This includes two mortgages originally due in December 1998. One note was extended for an additional six months, and the other was substantially reduced by proceeds from sale of the Company's Lancaster, Pennsylvania facility and subsequently extended for 12 months. The Company is actively trying to sell its remaining properties that secure these mortgages.

During fiscal 1999 first quarter the Company entered into a Forbearance Agreement with its Senior Lender, Finova, that defers Finova taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement, as amended, the Company is subject to additional covenants that, among other things, requires the Company to raise an additional $122,580 (making available up to $200,000 of Finova's Overadvance) in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company to meet certain projected financial goals. The Company may raise up to $250,000 of subordinated debt that will make the entire $400,000 Overadvance available.

The Company's capital expenditures for the six months were $4,581. The Company has liquidated almost all of its recycled rubber production manufacturing assets. Sales of assets generated $226,672 of proceeds in the first six months of fiscal 1999. Further liquidation of assets, including the recent sale of the Company's Lancaster, Pennsylvania facility (approximately $600,000 in net proceeds) could generate up to an estimated $2,000,000 in gross proceeds during the remainder of fiscal 1999. Proceeds from these sales must payoff the Company's mortgage obligations that come due during the next twelve months.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 1999. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due during fiscal 1999 and 2000. There can be no assurance the Company will be able to complete the real estate and equipment sales noted above prior to the mortgage maturity dates, nor can there be any assurance that the Company will be able to raise the subordinated funds required pursuant to the Forbearance Agreement.



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

     Not applicable

Item 5. Other Information
-------------------------

     Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          10.13     Eight  Percent   Secured   Convertible   Subordinated   Note
                    Agreement ("Subordinated Note") between the Company and William E. Cook, the Company's Board Chairman.

          10.14 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for conversion of the Subordinated Note.

          10.15 Subordinated Security Agreement granting William E. Cook a security interest in all assets of the Company, subordinated to certain Senior lenders.

          27        Financial Data Schedule October 31, 1998.

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K was filed November 25, 1998, pursuant to Item 5, Other Events, covering the report of the fiscal second quarter ended October 31, 1998 operating results, appointment of Robert E. Tuzik as President and Chief Operating Officer and appointment of William E. Cook as Chairman of the Board of Directors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Creative Medical Development, Inc.
----------------------------------

Registrant


December 15, 1998                               /s/ Robert E. Tuzik
-----------------                              --------------------
Date                                                Robert E. Tuzik
                                                    Chief Operating Officer


December 15, 1998                               /s/ M. Charles Van Rossen
-----------------                              ------------------------------
Date                                                M. Charles Van Rossen
                                                    Chief Financial Officer