Form 10QSB
period 1999-01-31
OMNI RAIL PRODUCTS INC
filed 1999-03-17
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


         (Mark One)

         X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934


         For the quarterly period ended    January 31, 1999

         __    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from_______________to______________

         Commission file number Securities Act Registration No. 33-75276

                            OMNI Rail Products, Inc.
                            ------------------------
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

                       Creative Medical Development, Inc.
                       ----------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,109,152 Common Shares and 586,859 Series B Preferred Shares all at $.01 par value were outstanding as of January 31, 1999

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                      INDEX


PART I. FINANCIAL

     Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheets....................1

            Unaudited Condensed Consolidated Statements of Operations..........2

            Unaudited Condensed Consolidated Statements of Cash Flows..........3

            Notes to Unaudited Condensed Consolidated Financial
            Statements.........................................................4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................8


PART II. OTHER INFORMATION....................................................12

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES....................................................................14

                            OMNI RAIL PRODUCTS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                January 31, 1999     April 30,
                                                   (Unaudited)         1998
                                                   -----------      -----------
Current Assets:
     Cash                                          $   284,117      $   393,877
     Accounts receivable, net                          873,128        1,853,280
     Inventories, net                                1,127,833        1,423,800
     Prepaid expenses and deposits                      83,665           52,158
                                                   -----------      -----------
        Total current assets                         2,368,743        3,723,115

     Real estate held for sale                       1,400,000        1,618,275
     Property, plant and equipment, net              1,780,250        2,272,214
                                                   -----------      -----------

                                                   $ 5,548,993      $ 7,613,604
                                                   ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities:
     Accounts Payable                              $ 1,512,324      $ 1,884,679
     Accrued Liabilities                               737,125        1,459,092
     Notes Payable                                   1,529,903        3,305,283
     Current portion of long-term debt               1,410,136        2,136,376
                                                   -----------      -----------
                                                     5,189,488        8,785,430

Long-term debt, less current portion                 1,364,630          522,342

Stockholders' deficit:
     Common Stock                                       51,093           55,246
     Preferred stock                                     5,869            6,221
     Additional paid in capital                      2,331,906        2,413,651
     Retained earnings (deficit)                    (3,393,993)      (4,169,286)
                                                   -----------      -----------
         Total stockholders' deficit                (1,005,125)      (1,694,168)
                                                   -----------      -----------

                                                   $ 5,548,993      $ 7,613,604
                                                   ===========      ===========


                                                 OMNI RAIL PRODUCTS, INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Quarter Ended                         Nine Months Ended
                                              --------------------------------        --------------------------------
                                               January 31          January 31          January 31          January 31
                                                  1999                1998                1999                1998
                                              ------------        ------------        ------------        ------------

Sales                                         $  2,276,761        $  3,769,467        $  9,101,868        $ 12,358,474
Cost of sales                                    1,706,252           2,948,516           6,719,839           9,508,258
                                              ------------        ------------        ------------        ------------
   Gross profit                                    570,509             820,951           2,382,029           2,850,216

Selling expenses                                   197,341             412,093             729,513           1,218,117
General & Administrative expenses                  229,108             408,641             779,258           1,117,768
Research and development                            25,907              32,909              99,084              96,504
                                              ------------        ------------        ------------        ------------
                                                   452,356             853,643           1,607,855           2,432,389

   Earnings (loss) from operations                 118,153             (32,692)            774,174             417,827

Other income (expense):
   Interest expense                                (68,328)           (185,776)           (309,683)           (513,594)
   Gain on asset disposal                          157,899              19,951             156,842              26,533
   Miscellaneous income (expense)                  110,080             (23,021)            153,960             (93,661)
                                              ------------        ------------        ------------        ------------
      Total other income (expense)                 199,651            (188,846)              1,119            (580,722)

      Earnings (loss) before
         income taxes                              317,804            (221,538)            775,293            (162,895)

Income taxes                                          --                  --                  --                 1,894
                                              ------------        ------------        ------------        ------------


   Net earnings (loss)                        $    317,804        $   (221,538)       $    775,293        $   (164,789)
                                              ============        ============        ============        ============

Basic earnings ( loss) per share              $       0.19        $      (0.12)       $       0.44        $      (0.09)
                                              ============        ============        ============        ============

Diluted earnings per share                    $       0.15        $      (0.12)       $       0.41        $      (0.09)
                                              ============        ============        ============        ============
Weighted average basic common
   shares outstanding                            1,703,051           1,843,521           1,745,927           1,846,162
Weighted average diluted
   common share outstanding                      2,185,801           1,843,521           1,906,844           1,846,162




                              OMNI RAIL PRODUCTS, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                                         Nine Months     Nine Months
                                                             Ended          Ended
                                                          January 31     January 31
                                                             1999           1998
                                                             ----           ----
Cash Flows from Operating Activities
Net Earnings (loss)                                      $   775,294    $  (164,789)
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation                                            120,542        257,257
     Amortization                                               --           89,233
     Gain on asset disposal                                 (156,842)       (26,533)
     Changes in:
         Accounts receivable                                 980,152        179,490
         Inventories                                         295,967        106,931
         Prepaid expenses and deposits                       (31,507)       (72,940)
         Accounts payable                                   (372,355)       (60,545)
         Accrued liabilities                                (721,967)      (104,881)
         Deferred gain                                          --           70,760
                                                         -----------    -----------

     Net cash provided by operating activities               889,284        300,516

Cash Flow from Investing Activities
Proceeds from sale of plant, property & equipment            825,778        380,471
Purchase of plant, property & equipment                      (79,240)      (172,777)
Proceeds from sale of investment securities                     --          755,123
                                                         -----------    -----------

     Net cash provided by investing activities               746,538        962,817

Cash Flows from Financing Activities
Common stock redemption                                      (18,752)       (25,002)
Proceeds from Subordinated Convertible debt                  275,160           --
Net payments on notes payable                             (2,001,990)      (351,964)
Net payments on long term debt                                  --       (1,032,692)
                                                         -----------    -----------

     Net cash used by financing activities                (1,745,582)    (1,409,658)
                                                         -----------    -----------
Net decrease in cash and cash equivalents                   (109,760)      (146,325)

Cash and cash equivalents at beginning of period             393,877        139,636
                                                         -----------    -----------

Cash and Cash equivalents at end of period               $   284,117    $    (6,690)
                                                         ===========    ===========

Supplemental schedule of non-cash financing activities
     Exchange of 64,192 common shares for debt           $    67,500           --
     Conversion of unsecured current debt to long-term       487,859           --


                            OMNI RAIL PRODUCTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the accompanying unaudited consolidated financial statements of OMNI Rail Products, Inc. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the condensed consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the interim period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the condensed consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1998, included in the Company's Form 10-KSB.


(2) DESCRIPTION OF THE COMPANY, BASIS OF PRESENTATION AND CHANGE IN REPORTING ENTITY

     Creative Medical Development, Inc. (CMD), nka OMNI Rail Products, Inc., incorporated in California on July 20, 1992, and reincorporated in Delaware on June 1, 1993, designed, developed, manufactured and marketed propriety ambulatory infusion therapy products for alternate site patient care. On September 13, 1995, CMD sold substantially all of its operating assets and technology and until May 1, 1997, did not have significant operating results.

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

     The transaction between CMD and OMNI is considered a reverse acquisition for financial reporting purposes and has been accounted for under the purchase method of accounting. As a result, for financial statement purposes, i) the historical values of OMNI's net assets have been retained;
     ii) the net assets of CMD immediately prior to the merger have been recorded at their fair value on the date of the transaction, iii) the results of operations of CMD are included in the results of the Company beginning on the effective date of the transaction, iv) the dollar balance of OMNI's accumulated deficit has been retained, and the balance of OMNI's common stock and additional paid-in capital have been reallocated to be consistent with the ratio of CMD's preferred and common stock. Assets acquired consisted of investment securities and a building, while liabilities assumed consisted of the mortgage associated with the building acquired. The fair value of assets acquired exceeded the fair value of liabilities assumed by approximately $1,025,000; such excess was attributed to the shares issued in the merger. OMNI's costs associated with the transaction, totaling approximately $185,000, were also attributed to the shares issued in the merger.

(3)  COMPANY RESTRUCTURING

     During Fiscal 1998,  the Company began a  restructuring  plan to reduce the over-capacity  in  its  recycled  rubber  manufacturing  operations  and to increase its concrete and virgin rubber production capabilities. The refocus of business stems from changes in industry demand away from recycled rubber products and more toward concrete and virgin rubber crossing materials. The Company has ceased production of recycled rubber at its Portland, Oregon, and Lancaster, Pennsylvania, plants and has liquidated all of its related real estate, and almost all of its recycled rubber manufacturing equipment at both locations. Some equipment, primarily concrete forms, were transferred to the Company's remaining facilities. At the same time the Company has extended an agreement with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings.

     The Company, in conjunction with its restructuring, recorded certain charges as of fiscal year ended April 30, 1998. These included a write down of assets to be liquidated, a write-off of excess and obsolete recycled rubber inventory and accrual of expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and are being paid out during fiscal year 1999. All of the accrual made at fiscal year ended 1998 had been applied to disbursements of the Company as of the second quarter ended October 31, 1998.

     The Company entered into an agreement with its former CEO, Michael L. DeBonney, for his resignation as an officer and director of the Company effective April 30, 1998, and full settlement of any claims against the Company in connection with his employment as an officer of the Company. The agreement continues in effect certain provisions of the employment agreement related to noncompetition, restricted use of proprietary information and confidentiality. Also, pursuant to the terms of his severance agreement, Mr. DeBonny has relinquished options for 556,330 common shares and 56,835 Series B preferred shares.


(4)  DEBT

     During the 1999 fiscal first quarter, the Company entered into a Forbearance Agreement with its Senior lender Finova Capital Corporation, ("Finova") that defers Finova from taking any action against the Company by reason of any existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt, and subjects the Company to additional covenants that, among other things, requires the Company to raise an additional $250,000 in equity capital or subordinated debt, requires the disposal of certain assets (proceeds must go to pay down various loans with Finova) and requires the Company meet certain projected financial goals.

     At the end of October, the Company and Finova amended the Forbearance Agreement reducing the subordinated debt financing requirements to two tranches of $61,290. The first tranche was invested in November and the second in December, 1998, making available half, or $200,000 of the Overadvance facility. The Amendment also extended payoff of the Term Debt owed by the Company to Finova. At the end of January 1999, the Company raised an additional $152,580 of convertible subordinated debt financing increasing the Overadvance borrowing limit from Finova to the full $400,000.

     At the end of January 1999, the Company owed two lenders approximately $1,400,000 on notes secured by first mortgages on the Company's owned facilities. Both notes were originally due in December 1998. The Company negotiated extensions of these notes for periods of six and twelve months.

     All current terms of the notes remain in effect including monthly installment payments. On November 30, 1998, the Company completed the sale of its Lancaster, Pennsylvania Facility generating a pretax gain of approximately $153,000. Net proceeds from the sale of approximately $605,000 were used to reduce the mortgage notes payable. The Company also completed a termination of its lease obligation for its former Portland Oregon manufacturing facility. As part of the agreement the Company agreed to make 42 equal monthly installment payments of $1,007 to the landlord and entered into a month to month sublease for a small side building on the property. As a result of the early termination of the lease the Company recorded a $105,000 gain from elimination of accrued future lease payment commitment.

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


(5)  BASIC AND DILUTED NET EARNINGS PER COMMON SHARE

     The  calculation  of  diluted   earnings  (loss)  per  share  excludes  any
     potentially dilutive shares in fiscal 1998 as such shares would have an antidilutive effect.

     Basic and weighted average EPS calculations for fiscal 1998 and 1999 are adjusted for a one for three reverse split approved by the Company's shareholders at the annual shareholders' meeting held in February 1999.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations Background
--------------------------------------------------------------------------------

OMNI Rail Products (previously known as Creative Medical Development, Inc., the "Company") was incorporated in the state of California on July 20, 1992, and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

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

Results of Operations
---------------------

The following Selected Financial Data for the periods ended January 31, 1999 and 1998 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Quarter and nine months ended January 31, 1999 compared with the quarter and nine months ended January 31, 1998:

                                       Quarters Ended        Nine Months Ended
                                    --------------------   ---------------------
                                          January 31,            January 31,
                                       1999       1998        1999        1998
                                       ----       ----        ----        ----
Revenue                             2,276,761  3,769,467   9,101,868  12,358,474
Gross Profit                           25.1%      21.8%       26.2%       23.1%
Earnings (loss) from Operations         5.2%      (0.9%)       8.5%        3.4%
Net earnings (loss)                    14.0%      (5.9%)       8.5%      (1.3%)
Basic earnings (loss) per share        $0.19     ($0.12)      $0.44     ($0.09)
Diluted earnings (loss) per share      $0.15     ($0.12)      $0.41     ($0.09)


REVENUE

The Company derives its revenues from sales of both virgin rubber and concrete and rubber premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the quarter ended January 31, 1999, decreased from the same quarter last year by $1,492,706 or a decrease of 39.6%. The reduction in sales is mainly attributed to a change in sales mix and elimination of all recycled rubber products in the current year. Total concrete crossing sales declined by $1,329,621 or 67.8% over the same period last year, while virgin rubber crossing sales increased slightly by $55,798 or 3.5%. Declines in the concrete products area was mainly the result of lower demand by the Company's major railroad customers. At the same time sales of recycled rubber products accounted for $224,548 of third quarter sales last year, where no recycled rubber sales occurred in the third quarter of fiscal 1999. For the nine-month period, sales decreased $3,256,606 or 26.4% over last year with most of the decline coming in the second and third quarters. Again, the Company's lower current year sales are due to a change in the mix of product sold and from eliminating sales of recycled rubber product (recycled rubber sales were $1,782,640 lower for the first nine months of fiscal 1999 versus fiscal 1998).

The Company has now liquidated almost all of its recycled rubber product line and closed two recycled rubber operations. The Company has increased its concrete production capacity by refocusing its production to this part of the premium grade crossing market. Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider of virgin rubber product.

COST OF SALES & GROSS MARGIN

Cost of sales decreased from $2,948,516 in the quarter ended January 31, 1998, to $1,706,252 in the quarter ended January 31, 1999, or a decrease of 42.1%. The greatest part of this decrease is directly related to lower sales. At the same time part of the decrease is due to operating efficiencies achieved by the Company in realigning its operations and products and from higher profit margin from the Company's current product line. Cost of sales for the nine months ended January 31, 1999 declined by $2,788,419 or 29.3% with most of the decline occurring in the second quarter.

Gross margins improved in the third quarter of fiscal 1999 to 25.1% compared to 21.8% last year. Much of the improvement came from elimination of low profit margin recycled rubber products, increased sales of higher margin virgin rubber products, and from a reduction of indirect overhead costs associated with the shut down of the various recycled rubber facilities.


SELLING EXPENSES

Selling expenses for the quarter ended January 31, 1999, were $197,341 (8.7% of sales) compared to $412,093 (10.9% of sales) for the quarter ended January 31, 1998. For the nine months, selling expenses were $729,513 (8.0% of sales) compared to the prior year's same period selling costs of $1,218,117 (9.9% of sales). Lower selling expenses are due to overall reduced selling costs as a result of eliminating two sales offices, eliminating several positions within the sales department and establishing a lower commission rate structure.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended January 31, 1999, decreased to $229,108 representing a 43.9% decline over the same quarter last year. For the first nine months of fiscal 1999 general and administrative expenses were $779,258 (8.6% of sales) compared to $1,117,768 (9.0%) in fiscal 1998, or a 30.3% decline. General and administrative salaries were dramatically reduced with the termination of the Company's Chief Executive Officer and Vice President of Operations and with the resignation of its Chief Financial Officer, as well as the elimination of several other positions. Consulting fees paid for the Company's interim Chief Executive and Chief Financial Officers offset some of these savings during the period. In addition, new management has reduced other operating expenses as part of the Company's overall restructuring.

INTEREST EXPENSE

Interest expense for the quarter ended January 31, 1999, was $68,328 as compared to $185,776 for the quarter ended January 31, 1998, a 63.2% reduction. The decrease reflects the Company's continued repayment of mortgage and term debt through sale of the Company's Lancaster facility; sales of recycled rubber manufacturing equipment and lower borrowing on the Company's revolving line of credit. Credit line borrowings were above the maximum amount allowable during fiscal 1998, while the Company has maintained borrowings well below the maximum borrowing limit during fiscal 1999. Interest rates were also reduced on certain unsecured borrowings as part of the Company's modification of various debt agreements (done in conjunction with the Finova Forbearance Agreement).

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had a cash balance of $284,117. The Company's operating activities generated cash of $889,284 during the first nine months of fiscal 1999. Most of these proceeds came from operating income and from better management of the Company's working capital.

The  Company's  net working  capital  deficit at January 31,  1999,  amounted to
$2,820,745 (an improvement over the beginning of fiscal 1999 by approximately $2,241,000). The Company's current debt maturities and other short-term commitments exceed the Company's liquid assets available to pay such obligations. This includes two mortgages originally due in December 1998. One note was extended for an additional six months, and the other was substantially reduced by proceeds from sale of the Company's Lancaster, Pennsylvania facility and subsequently extended for 12 months. The Company is actively trying to sell its remaining properties that secure these mortgages.

During the first quarter of fiscal 1999 the Company entered into a Forbearance Agreement with its Senior Lender, Finova, that defers Finova taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company is permitted an Overadvance of up to $400,000 beyond the normal terms of the line of credit. The Forbearance Agreement also eliminates the monthly principal payment requirements on Finova's term debt. The Company has complied with all provisions and covenants established in the Forbearance Agreement, as amended, including raising subordinated debt, disposing of certain assets (proceeds went toward paying down various loans with Finova) and meeting certain projected financial goals. Through the end of the fiscal third quarter the Company had raised $275,160 of subordinated debt thus making available the entire $400,000 Overadvance.

The Company's capital expenditures for the nine months were $79,240. The Company has liquidated almost all of its recycled rubber production manufacturing assets, and its real estate in Lancaster Pennsylvania. Sales of these assets generated $825,778 of proceeds during the first nine months of fiscal 1999. Further liquidation of assets could generate up to an estimated $1,500,000 in gross proceeds during the remainder of fiscal 1999. Proceeds from these sales must be used to payoff the Company's mortgage obligations that come due during the next twelve months.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 1999. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due during fiscal 2000. There can be no assurance the Company will be able to complete the real estate and equipment sales noted above prior to the mortgage maturity dates, nor can there be any assurance that the Company will be able to arrange new financing or pay existing debt once these amounts come due.




The Company's stock is traded on the OTC Electronic Bulletin Board under the ticker symbol ORXR.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------

     On January 9, 1999, Edward George Goebel and Kathy Goebel, ("Plaintiffs") filed suit against the company, and others, in the Third Judicial District Court, Salt Lake County, Utah. Plaintiffs allege that Edward George Goebel, suffered injuries when he fell off his bicycle while traveling over a railroad crossing containing material produced in part by Reidel
     Environmental Technologies, Inc., the predecessor in interest to OMNI International Rail Products, Inc. The Plaintiffs have not yet specified their damages in the suit. The case is not currently scheduled for trial. The Company denies the Plaintiffs' allegations and is vigorously defending the case.

     The Company's insurance carrier is defending the claim under a reservation of its rights to dispute its legal obligation to defend the claim and/or pay any adverse judgment. The Company could be materially affected if the plaintiffs receive an award against the Company which exceeds its insurance coverage or if the insurance carrier is not liable to pay such award,.

Item 2. Changes in Securities
-----------------------------

     Not applicable

Item 3. Defaults on Senior Securities
-------------------------------------

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

          The Annual meeting of the Company's shareholders was held on February 23, 1999. The following three directors were elected at the meeting (all were directors prior to the meeting):

                               William E. Cook
                               Edward S. Smith
                               John E. Hart

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified.

     Shareholders were also asked to approve a change of the Company's name to OMNI Rail Products, Inc. Shares voting for were 3,309,356 and against were
     0. Shareholders also voted to approve a reverse split of the Company's outstanding securities on a ratio of one share for every three shares outstanding. Shares voting for were 3,188,754 and against were 120,602.

Item 5. Other Information
-------------------------

     Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          10.16     Eight  Percent   Secured   Convertible   Subordinated   Note
                    Agreements ("Subordinated Notes") between the Company and Richard A Kreitzberg.

          10.17 Eight Percent Secured Convertible Subordinated Note Agreements ("Subordinated Notes") between the Company and Edward S. Smith, a member of the Company's board of directors.

          10.18 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for registration of shares issued upon conversion of the Subordinated Note.

          10.19 Subordinated Security Agreement granting Richard A. Kreitzberg and Edward S. Smith a security interest in all assets of the Company, subordinated to certain Senior lenders.

          10.20 Addendum to Subordinated Security Agreement, between the Company and William E. Cook.

          10.21 Addendum to Eight Percent Secured Convertible Subordinated Note, between the Company and William E. Cook.

          27        Financial Data Schedule January 31, 1999.


     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OMNI Rail Products, Inc.
------------------------

Registrant


March 16, 1999                               /s/ Robert E. Tuzik
--------------                               -----------------------------------
Date                                         Robert E. Tuzik
                                             Chief Operating Officer



March 16, 1999                               /s/ M. Charles Van Rossen
--------------                               -----------------------------------
Date                                         M. Charles Van Rossen
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
------    ------------

 10.16    Eight  Percent  Secured   Convertible   Subordinated  Note  Agreements
          ("Subordinated Notes") between the Company and Richard A Kreitzberg.

 10.17    Eight  Percent  Secured   Convertible   Subordinated  Note  Agreements
          ("Subordinated Notes") between the Company and Edward S. Smith.

 10.18 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for registration of shares issued upon conversion of the Subordinated Note.

 10.19 Subordinated Security Agreement granting Richard A. Kreitzberg and Edward S. Smith a security interest in all assets of the Company, subordinated to certain Senior lenders.

 10.20 Addendum to Subordinated Security Agreement, between the Company and William E. Cook.

 10.21 Addendum to Eight Percent Secured Convertible Subordinated Note, between the Company and William E. Cook.

 27       Financial Data Schedule January 31, 1999.


SCHEDULE TO EXHIBITS
--------------------

Exhibit 10.18 is filed for two identical agreements that differ only with respect to the names of the Note Holders to the agreements, with such Note Holders being Edward S. Smith and Richard A Kreitzberg.

Exhibit 10.19 is filed for two identical agreements that differ only with respect to the names of the Secured Parties to the agreements, with such Secured Parties being Edward S. Smith and Richard A Kreitzberg.