Form 10KSB
period 1999-04-30
OMNI RAIL PRODUCTS INC
filed 1999-08-13
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB


          (Mark One)

 X        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---       OF 1934 [Fee Required]

          For the fiscal year ended April 30, 1999

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---       ACT OF 1934 [No Fee Required]

          For the transition period from _______ to _______

                         Commission file number 33-75276

                            OMNI Rail Products, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      68-0281098
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   975 SE Sandy Blvd. Portland, Oregon 97214
                   -----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                   (Issuer's Telephone Number (503) 230-8034

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

-----------------------------             ----------------------------

-----------------------------             ----------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. $12,438,192.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 30, 1999. $851,000.

     State the number of shares outstanding of each of the issuers classes of common equity, as of July 30, 1999. 1,703,098 common shares.

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-KSB
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED April 30, 1999

PART I    Item 1.   Description of Business                                   1

          Item 2.   Description of Property                                   6

          Item 3.   Legal Proceedings                                         7

          Item 4.   Submission of Matters to a Vote of Security Holders       7

PART II   Item 5.   Market for Common Equity
                    and Related Stockholder Matters                           8

          Item 6.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

          Item 7.   Financial Statements
                    Independent Auditor's Report                             F-1
                    Consolidated Balance Sheets                              F-2
                    Consolidated Statements of Operations                    F-3
                    Consolidated Statements of Stockholders'
                      Equity (Deficit)                                       F-4
                    Consolidated Statements of Cash Flows                    F-5
                    Notes to Consolidated Financial Statements               F-6

          Item 8.   Changes In And Disagreements With Accountants On
                    Accounting And Financial Disclosure                      18

PART III  Item 9.   Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with Section 16(a)
                      in the Exchange Act                                    18

          Item 10.  Executive Compensation                                   20

          Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management                                           20

          Item 12.  Certain Relationships and Related Transactions           22

          Item 13.  Exhibits and Reports on Form 8-K                         23

Index of Exhibits                                                            23

Signatures                                                                   27

                                     PART I
                                     ------

Item 1. Description of Business:
--------------------------------

     Introduction
     ------------

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forwarding looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     OMNI Rail Products, Inc., formerly Creative Medical Development, Inc. (the "Company"), was incorporated in the state of California on July 20, 1992, and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

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

     OMNI, an Oregon corporation, was formed in 1994 to acquire the premium railroad grade crossing business from Reidel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company, and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became directors of the Company and its subsidiary.

     The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30, 1997 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results. In February 1999, at the Company's annual meeting of shareholders, the shareholders approved an amendment to the Company's certificate of incorporation to change the Company's name from Creative Medical Development, Inc. to OMNI Rail Products, Inc., to better match the Company name with its continuing business.

     Company Restructuring
     ---------------------

     During the fiscal year ended April 30, 1998, the Company began a restructuring plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stemmed from changes in industry demand away from recycled rubber and more toward concrete and virgin rubber crossings. The Company ceased production of recycled rubber at its Portland, Oregon, and Lancaster, Pennsylvania plants and liquidated its real estate holdings and virtually all its recycled rubber manufacturing equipment at both locations. It transferred some equipment, primarily concrete forms, to the Company's remaining facilities. At the same time the Company extended agreements with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings, and with an extruder of virgin rubber products to make various rail product materials of virgin rubber.

     The Company, in conjunction with its restructuring, wrote down assets to be liquidated, wrote-off excess and obsolete recycled rubber inventory and accrued expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and were paid out during fiscal year 1999.

     At the end of fiscal 1998, the Company was in material default of certain financial and non-financial loan covenants under its Security and Loan Agreement with its senior lender Finova Financial Corporation ("Finova"). In July 1998 the Company entered into a Forbearance Agreement with Finova under which Finova would forbear in taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company was permitted an overadvance of up to $400,000 (through June 30, 1999) beyond the normal terms of the line of credit. The Forbearance Agreement also eliminated the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement the Company was required to raise an additional $250,000 in equity capital or subordinated debt. $275,160 of Subordinated financing was received in three tranches beginning in November 1998 and the final received the end of January 1999. The Company was also required to dispose of certain assets with proceeds used to pay down Finova's term loan and the real estate mortgage with Capital Consultants, Inc. Finova's term debt was completely paid off as of the end of fiscal year 1999.

     As part of the Forbearance Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill Agreements with certain unsecured creditors. These agreements place each creditor into a subordinate position with Finova and extend payoff of any obligation over a five-year period.

     Products
     --------

     The Company through its subsidiary OMNI Products, Inc. designs, engineers, manufactures and markets premium grade crossing surface products primarily for the U.S. market. The Company's products cover a range of premium crossing materials that include crossings manufactured from virgin rubber, reinforced concrete and a combination of rubber and concrete. The Company also produces a molded virgin rubber rail-seal product (trade named Rail Guard) and purchases an outsourced virgin rubber rail seal product used for semi-premium rail crossings. The product is designed to go against the rail with the balance of the crossing filled with asphalt.

     All major North American Class 1 railroads, such as CSX Transportation and Union Pacific and many regional railroads and transit systems approve the Company's products.

     Products are distributed by truck or rail. A significant limiting factor of the business is the freight costs from certain geographic points. Companies in the industry with nearby shipping points have a delivered price advantage. As such, in order to have a truly nationwide sales channel, a company in the industry must have multiple regional locations.

     Rail Crossing Market and Competitive Business Conditions
     --------------------------------------------------------

     Grade crossings are an important part of the transportation infrastructure wherever rail and road traffic intersect. Premium grade crossings made from recycled rubber, virgin rubber or reinforced concrete provide a smooth, safe and quiet means for vehicles to quickly pass over railroad tracks. The choice of rubber or concrete depends on the application and is primarily a matter of customer preference. The longer life of rubber or concrete premium crossing surfaces significantly reduce maintenance costs compared to the traditional surfaces of timber or asphalt. Premium grade crossings are replacing the more common timber, asphalt or poured-in-place concrete surfaces, as they provide better safety, convenience and durability, as well as lower maintenance and life cycle costs. Premium surfaces are commonly used in areas with high road traffic densities and within industrial facilities to speed the movement of lift trucks and to reduce cargo spillage and damage.

     Many major U.S. railroads have moved from solid rubber crossings to concrete crossings with rubber next to the rail. This trend has accelerated over the past several years as a result of industry consolidation. Combination concrete/rubber crossing materials now represent the majority of the premium grade crossing surface market. Many railroads continue to use asphalt as the major component of their crossings. A premium crossing is usually not used unless paid for in conjunction with a local municipality or transit authority.

     Based on the Federal Railroad Administration publication the Highway-Rail Crossing Inventory Data, there are approximately 158,000 public and 100,000 private rail crossings in the U.S. In addition there are an estimated 50,000 other rail crossings on industrial properties, ports, intermodal and terminal yards, and on rail transit systems. At 308,000 estimated rail crossings in the U.S. and assuming an average 1.5 tracks per crossing, suggests that 462,000 total crossing surfaces exist in the U.S. With an average estimated crossing length of 54 feet for each crossing surface, the total potential domestic market is approximately 25 million track feet.

     Industry estimates of useful life of a non-premium rail-crossing surface are 10 years. This means that approximately 10%, or 2.5 million track feet, of all railroad crossings are refurbished each year. Management believes that 20% or approximately 500,000 track feet of annual refurbishment is done in premium or semi-premium surfaces. Assuming an average price of $120 per track foot, the current annual domestic market for premium grade crossing surface materials is approximately $60 million and is estimated to grow at 2% per year. The Company believes its revenues currently represent approximately 20% of the total domestic market for all premium grade crossing surfaces.

     The vast majority of grade crossings are maintained or retrofitted with asphalt, timber planks, concrete pavement or consolidated materials. This market segment is estimated at over $400 million in the U.S. and Canada. Because of their benefits, this market segment is rapidly converting to premium grade crossings. The Company believes that, at the current rate of growth and acceptance by customers, within five years as much as 40% of this market segment will convert to premium or semi-premium crossings.

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

     Where customers formerly relied on government funding to pay for most premium crossing surfaces, there is a growing recognition that premium crossing surfaces significantly reduce installation and ongoing maintenance costs over the life of the crossing. They have discovered significant long term cost savings by installing premium crossing surfaces using their own operating funds. Major railroads such as CSX Transportation, Burlington Northern/Santa Fe and Union Pacific are expected to increase their premium crossing installations in the future. At the same time, the market for premium crossing surface material can be volatile. The major railroads are not consistent about their maintenance policy, which can cause large fluctuations in a railroad's demand for premium surface materials, or in the type of premium surface material required.

     The Company's competitive advantage is its ability to provide a full range of premium grade crossing materials. Most manufacturers in the industry produce either rubber or concrete crossing materials, but not both. The Company's variety of products allows it to meet a wide range of customers' needs and allows the Company to shift its sales efforts and manufacturing efforts from concrete to rubber, or vice-versa, as the market demands.

     Sales and Marketing
     -------------------

     U.S. sales and marketing is implemented through a system of four regions designed to provide comprehensive coverage of key railroad customers. Sales manager employees manage two regions and independent sales representatives manage two. In addition, the Company has an independent account representative working in Omaha solely to service Union Pacific, one of the largest users of grade crossing materials. All report to the Company's President.

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

     Although the Company has over 300 customers, approximately 74% of its fiscal 1999 sales were concentrated in its five largest customers. Sales to the Company's five largest customers as a group for the fiscal year ended April 30, 1998 was 77%. The top three railroad companies, Burlington Northern-Santa Fe, CSX Transportation and Union Pacific, collectively, represented approximately 67% and 72%, respectively, of the Company's fiscal 1999 and 1998 sales.

     Material Suppliers
     ------------------

     Basic raw materials required for manufacturing the Company's products include off-spec virgin rubber obtained from rubber brokers, concrete, steel rebar and steel angle.

     Concrete and steel materials are available from many sources in multiple locations. However, availability of these materials as well as off-spec virgin rubber is subject to seasonal demand and market variations. The Company believes that there is an adequate supply of all basic raw materials to meet its needs.

     The Company anticipates increasing manufacturing capacity for both its concrete and virgin rubber products. A number of outside sources available to the Company, as well as the Company's ability to expand internally, allow the Company to increase production capacity and to meet increased demand for the Company's products.

     Patents and Licenses
     --------------------

     The Company has been issued or has patents pending on several of its products, such as its Improved-Concrete and its Embeded Concrete-Rubber ("ECR") products incorporating rubber next to the rail with reinforced concrete panels. There can be no assurance that any patents issued would afford protection against competition from similar inventions or products, or would not be infringed upon or designed around by others. However, the Company intends to enforce all patents it has been issued.

     Pursuant to a royalty agreement with Red Hawk Rubber Co. ("Red Hawk") which was transferred to OMNI in the acquisition from Reidel described above, the Company is obligated to pay a royalty equal to 5% of net sales of certain products acquired from Red Hawk. The agreement expired on June 30, 1999.


     Research and Development
     ------------------------

     The Company is engaged in a continuing program of research and development to improve existing products and develop more cost effective and efficient rail crossing products. During fiscal 1999, the Company redesigned and improved its existing embedded rubber and concrete product. The new design will allow the Company to sell to additional markets and to new customers as it meets design specifications for most all railroad crossings. The Company's expenditures on research and development for the fiscal years ended April 30, 1999, 1998 and 1997 were $113,445, $127,624 and $61,646 respectively.

     Employees
     ---------

     As of April 30, 1999, the Company had 70 full time employees and 1 part time employee. Approximately 59 full time employees were engaged in manufacturing and the remainder in marketing, sales, research and development, administrative and executive positions.


Item 2. Description of Property
-------------------------------

     The Company owns or leases the following properties:


                             Approximate        Own or
       Location             Square Footage      Lease       Purpose
       --------             --------------      -----       -------

     Portland, OR      (1)      3,000           Lease       Executive Offices
     McHenry, IL       (2)     21,271           Own         Manufacturing
     Ennis, TX         (2)     15,300           Own         Manufacturing
     Buena Park, CA    (3)        635           Lease       Former Sales Office
     Nevada City, CA   (4)     30,000           Own         Held for sale

     (1)  Leased on month-to-month basis.

     (2) Properties are subject to a blanket mortgage loan of $162,825 payable in monthly installments of $13,631, including interest at 10% payable in full December 1, 1999. Properties are also pledged as collateral for a revolving line of credit and capital expenditure loans.

     (3) Leased through May, 2000. The Company has entered into a one-year sublease on the property with a rate greater than the current lease cost.

     (4) Property is subject to a mortgage loan of $1,201,279 payable in monthly installments of $12,750 including interest at 11.375% payable in full in December, 1999. One hundred percent of the property is leased to others. Ron Gangemi, a shareholder of the Company, owns One percent of the property. Property is also pledged as collateral for a revolving line of credit and term and capital expenditure loans.

     All properties are well maintained and in good condition. The Company maintains adequate insurance coverage on the property. These properties meet the Company's needs for the foreseeable future.


Item 3. Legal Proceedings
-------------------------

     On January 9, 1999, Edward George Goebel and Kathy Goebel ("Plaintiffs") filed suit against the Company, and others, in the Third Judicial District Court, Salt Lake County, Utah. Plaintiffs allege that Edward George Goebel suffered injuries when he fell off his bicycle while traveling over a railroad crossing containing material produced in part by Reidel
     Environmental Technologies, Inc., the predecessor in interest to OMNI International Rail Products, Inc. The Plaintiffs have not yet specified their damages in the suit. The case is not currently scheduled for trial. The Company denies the Plaintiffs' allegations and is vigorously defending the case.

     The Company's insurance carrier is defending the claim under a reservation of its rights to dispute its legal obligation to defend the claim and/or pay any adverse judgment. The Company could be materially affected if the plaintiffs receive an award against the Company which exceeds its insurance coverage or if the insurance carrier successfully asserts that the Company's insurance policy does not cover such claim and refuses to pay the award.

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

     Shareholders were also asked to approve a change of the Company's name to OMNI Rail Products, Inc. Shares voting for were 3,221,670, against were 0, and 3,250 abstained. Shareholders also voted to approve a reverse split of the Company's outstanding securities on a ratio of one share for every three shares outstanding. Shares voting for were 3,188,754, against were 132,916, and 3,250 abstained.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

     The Company's Common stock commenced trading on the NASDAQ Smallcap Market on May 13, 1994. From May 1995 to March 23, 1999, the Company traded on the OTC Bulletin Board under the symbol "CMDI." In conjunction with its name change, the Company changed its ticker symbol to "ORXR" on March 23, 1999. As of April 30, 1999, the Company had approximately 300 record and beneficial stockholders holding 1,703,098 shares of the Company's common stock.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not represent actual transactions. Prices are adjusted to reflect the Company's one for three reverse stock split completed in March 1999.


       -------------------------------------------------------------------
                      Quarterly Common Stock Bid Price Ranges
       -------------------------------------------------------------------
                                  1998                        1999
       -------------------------------------------------------------------
          Quarter            High       Low              High       Low
       -------------------------------------------------------------------
            1st              1.50       .93               .63       .45
       -------------------------------------------------------------------
            2nd              1.50       .87               .56       .37
       -------------------------------------------------------------------
            3rd              1.14       .57               .45       .21
       -------------------------------------------------------------------
            4th               .75       .51               .55       .27
       -------------------------------------------------------------------


     No dividends have been declared or paid on the Common Stock and none are anticipated. The Company is restricted from paying dividends by covenant with its senior lender.

     Prior to fiscal year ended April 30, 1999, the Company had issued and outstanding 622,066 shares of Series B Convertible Preferred Stock, par value $.01 per share with voting rights of one common share to each preferred share, until converted or canceled. Each share of Series B convertible preferred stock was convertible to a like number of common shares if the Company reported gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ended April 30, 1998 or 1999. The Company did not meet these conversion standards by the end of either such fiscal year end. Therefore, the Series B preferred stock will be canceled by the Company upon the issuance of its fiscal year ended April 30, 1999 consolidated financial statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation
--------------------------------------------------------------------------------

     The following Selected Financial Data for the years ended April 30, 1999, 1998 and 1997 have been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, the Company's independent auditors. The report of KPMG Peat Marwick LLP on the aforementioned consolidated financial statements contains an explanatory paragraph that states that the Company suffers liquidity constraints, has a working capital deficit, and a shareholder deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13 to those financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     The following table sets forth the Company's operating results in thousands of dollars and as a percentage of revenue for the years ended April 30:


                                             1999                    1998                  1997
                                    ---------------------   --------------------   --------------------

Revenue                             $ 12,438       100.0%    16,449       100.0%    12,903       100.0%
Cost of goods sold                     9,100        73.2     13,447        81.7     10,558        81.8

Gross Profit                           3,338        26.8      3,002        18.3      2,345        18.2

General & Administrative Expenses      1,117         9.0      1,587         9.6      1,138         8.8
Selling Expenses                         985         7.9      1,666        10.1      1,323        10.3
Research and Development                 114          .9        128          .8         62          .5
Restructuring Charge                    (130)       (1.0)     1,684        10.2       --           --

Earnings (Loss) from operations        1,252        10.0     (2,063)      (12.5)      (178)       (1.4)

Interest Expense                        (538)       (4.3)      (773)       (5.3)      (827)       (5.3)
Other Income (Expense)                   437         3.5        (44)       (3.8)      (346)       (3.8)

Net earnings (loss)                    1,151         9.2     (2,882)      (17.5)    (1,295)      (10.0)

Basic earnings (loss) per share         0.66                 (1 .56)                 (1.24)


     REVENUE
     1999 vs. 1998

     The Company derives its revenues from the sale of premium highway/rail grade crossing material to railroads, general contractors and municipalities. Management operates its crossing business as a single segment with product lines in concrete, virgin rubber and a combination of rubber and concrete. Net revenues for fiscal 1999 declined by $4,010,684, or 24.4% from last fiscal year. A major part of the decline came from lower sales to fiscal 1998's largest customer. Purchases by this one customer declined from $6,214,697 in fiscal 1998 to $3,186,333 in fiscal 1999, or a 49% drop. Sales to the Company's top three customers, the Class I railroads, BNSF, CSX and UP, declined by $3,382,762 or 29%. Declines also occurred as a result of discontinuance of the Company's recycled rubber products (approximately $2.2 million) and discontinuance of international sales (approximately $.5 million). The aforementioned decline in sales was in part offset by an increase in sales to other customers.

     The Company improved its delivery time during the current fiscal year lowering lead times to one month when previously lead times often exceeded 6 months. Much of this pervious back order consisted of the Company's standard concrete and rubber product. Improved delivery has helped the Company to diversify its sales to a wider customer base, although it has meant a reduction in sales volume. The top three United States railroad systems (BNSF, CSX and UP) purchase a majority of the premium crossing materials produced and represent the majority of the Company's revenues. These railroads are not consistent in their purchase policies from year to year and can significantly influence the Company as well as the market as a whole. Management believes the concrete portion of the premium rail crossing market will experience the greatest growth in coming years. However, such growth may not be linear and can change radically from year to year due to the unpredictable buying habits of the largest railroad systems.

     Sales by product type also changed dramatically during fiscal 1999. Sales of the Company's recycled rubber products dropped $2,165,253 as all recycled rubber product manufacturing was discontinued in fiscal 1998. Concrete sales dropped by $1,987,376 mainly due to a drop in demand for the Company's proprietary standard concrete and rubber product (called "SCR"). Increased sales of the Company's Improved Concrete product occurred despite an increase in price in fiscal 1999. Sales of all virgin rubber products increased by only $129,553, or 2%. However, sales of the Company's most expensive virgin rubber product, Heavy Duty, increased by over $1 million or 68% while sales of the Company's Rail-Guard, rail-seal semi-premium product dropped. Part of the trend in virgin rubber sales is as a replacement for the Company's recycled rubber products, despite virgin rubber products being twice the cost of recycled rubber.

     1998 vs. 1997

     Net revenues for fiscal 1998 were $16,448,876 as compared to $12,902,491 in 1997 or a 27% increase. Much of the increase came from greater sales of the Company's SCR product. This patented product is comprised of a molded concrete form with rubber rail flangeway filler embedded into the concrete. SCR sales increased from $690,941 in 1997 to $6,397,770 in 1998 or an increase of 826%. At the same time, sales of the Company's other concrete products dropped below prior year's sales. Total concrete revenues were $8,090,346 for 1998 compared to $5,121,332 in 1997, an increase of 58%.
     Rubber sales declined slightly to $7,628,987 in 1998 from $7,781,159 in 1997, a drop of less than 2%. Sales of rubber products shifted from the Company's standard, heavy duty and steel reinforced products (full crossing material) to its Rail-Guard flange way filler materials that are used in conjunction with asphalt. Rail-Guard sales increased to $3,857,219 in 1998 from $558,189, an increase of 591%.


     COST OF SALES & GROSS MARGIN
     1999 vs. 1998

     Cost of sales declined from $13,446,678 in fiscal 1998 to $9,100,437 in fiscal 1999 or a 32% decline. However, costs as a percent of sales decreased substantially from 82% in fiscal 1998 to 73% in fiscal 1999. This improved the Company's overall gross profit margin for fiscal 1999 by $335,557, or 11%, while the gross profit margin percentage improved from 18% in fiscal 1998 to 27% in fiscal 1999. Much of this difference was due to an $800,000 write-off of obsolete inventory taken directly to cost of sales in fiscal 1998. Without this writedown, the fiscal 1998 gross profit margin percentage would have been 23%. Much of the improved gross margin and lower cost of sales resulted from discontinuance of the Company's unprofitable operations in Lancaster, Pennsylvania and Portland, Oregon. However, the Company's gross margin was adversely affected by these operations during fiscal 1999 while these plants were shut down. The Company also negotiated a new outsource manufacturing contract with its existing supplier for concrete product that provided the Company with better return on SCR product sales. Additionally, the Company reduced overhead costs at its remaining plant locations by eliminating excess management, reducing inventories and improving operating efficiencies. Both McHenry and Ennis operations had fiscal 1999 gross margin returns comparable to fiscal 1998.


     1998 vs. 1997

     Cost of goods sold for the year ended April 30, 1998 were $13,446,678 as compared to $10,557,688 in 1997. Cost of sales as a percent of revenue was the same for both years. Included in costs for both years were significant write-offs of inventory. For 1998, the write-off was $1,085,600 or 6.6% as a percent of revenue and for 1997 it was $571,200 or 4%. Excess rubber inventory (primarily recycled rubber) resulted from obsolescence and out of specification material produced, and due to reduced demand for recycled rubber railroad crossing material. Warranty costs are also included in cost of sales.

     Warranty costs and related customer claims were a smaller component of cost of sales in fiscal 1999, but were a major component of cost of sales in fiscal years 1998 and 1997. As shown in the table below, both warranty costs and inventory writedowns declined in the current fiscal year.



                    WARRANTY EXPENSE AND INVENTORY WRITE OFF

Fiscal year ended            April 30, 1999            April 30, 1998            April 30, 1997
-----------------        ----------------------   ------------------------   ----------------------
                                     Percent of                 Percent of               Percent of
                          Dollars      sales        Dollars       sales       Dollars      sales
                          -------      -----        -------       -----       -------      -----
Warranty Expense         $ 165,130      1.3%      $  418,040      2.5%       $483,528       3.7%
Inventory Written Off    $  14,555      0.2%      $1,085,600      4.9%       $571,200       4.4%



     The Company records a percent of each sale towards the warranty expense (as represented in the above table) and places that amount into an accrued reserve. The amount accrued reflects management's estimate of possible future warranty and customer claims exposure. The accrual was lower in fiscal 1999 due to fewer actual warranty claims. When warranty services are incurred, the Company credits cost of sales for the product used in the warranty service and correspondingly reduces the warranty reserve. Actual warranty services incurred in fiscal 1999 were $83,000. Actual warranty services incurred in 1998 were $334,000 that included several significant international warranty obligations that exceeded $100,000 in total. Much of prior year warranty issues were with the Company's recycled rubber products, and with international sales. The Company has seen a marked decline in warranty claims with the discontinuance of recycled rubber products and elimination of international sales. The current warranty accrual balance includes an estimated reserve of $175,000 for a customer claim involving disputed freight costs for goods shipped in fiscal 1997 and 1998. The Company has produced concrete related crossing materials for three years. The Company provides a standard six year warranty and feels the present reserve should be adequate to cover future warranty and customer claims that may arise for the Company's existing recycled and virgin rubber and concrete crossing materials.

     The Company's policy is to write off inventory that is more than two years old. The majority of the extraordinary inventory write off in the years ended April 30, 1998 and 1997 occurred at the end of each fiscal year and included a $150,000 reserve in 1997 that related to overstocked inventory. Almost all of the overstocked or obsolete inventory related to the Company's recycled rubber products. The Company liquidated all of its written off inventory in fiscal 1999.


     GENERAL AND ADMINISTRATIVE EXPENSES
     1999 vs. 1998

     General and administrative expenses declined by $469,936 or 30% in fiscal 1999 over the prior fiscal year. Declines occurred in virtually every expense category. Overall this reflects current management's reduction of all operating costs as part of cost reduction measures implemented by the Company during the restructuring. Reductions in personnel, including the Company's prior top management, created a reduction in the Company's labor costs by $323,430. Similarly, this reduction in personnel created a reduction of $70,336 in Travel & Entertainment, and other variable personnel costs from telephone to payroll services. Other significant cost reductions occurred in professional fees paid to accountants, attorneys and consultants ($61,187 lower) as fewer professional services were used by the Company and fees/licenses & financing expense ($54,651 lower) due to fewer fees charged by the Company's senior lender. The reduction in general and administrative expenses was partially offset by an accrued cost of $55,000 for settlement of a lawsuit with a former consultant with the Company.

     1998 vs. 1997

     General and Administrative Expenses were $1,586,956 and $1,137,978 for the fiscal years ended April 30, 1998 and 1997, respectively. The increase for fiscal 1998 is primarily due to a $219,146 increase in consulting charges, $56,651 increase in fees and licenses, $67,494 increase in accounting fees and a $38,076 increase in insurance premium costs. Consulting charges were up due to the Company's employment of various financial consultants that were hired to assist the Company in obtaining equity or debt financing. Fees and licenses increased due to additional financing fees charged by the Company's senior lender, Finova Financial Corporation. These non-recurring fees resulted from the Company exceeding its borrowing line and deferral of certain principal payments. Accounting fees were up due to the Company's change from a private company to one that is publicly traded. Similarly, insurance costs increased due to added directors and officers liability insurance.


     SELLING EXPENSES:

     Selling expenses for the years ended April 30, 1999, 1998 and 1997 were $985,350, $1,665,506 and $1,323,070, respectively, and represented 7.9%,
     10.1% and 10.3% of sales, respectively. Commissions are a primary component of selling costs and were $598,007 (61% of selling costs), $783,284 (47% of selling costs) and $669,619 (50% of selling costs) for fiscal years ended 1999, 1998 and 1997, respectively. Commission expense is directly tied to total sales. The average commission rate to sales remained relatively constant from year to year.


     1999 vs. 1998

     Selling expenses declined in fiscal 1999 by $680,156. $185,277 of this decline came from lower commissions. Fiscal 1999 selling payroll costs were down $256,781 or 50% compared to fiscal 1998, due to lower sales (lower employee sales commissions) and elimination of personnel at the Company's Southwest sales office. All other direct marketing, promotion, advertising and sales related costs were down approximately $96,000, again mainly due to the drop in sales and consolidation of the Company's sales offices. Bad debt expense is recognized through selling expenses and declined by $141,938 from fiscal 1998 to fiscal 1999. The higher bad debt expense in fiscal 1998 resulted from write-off of several significant European accounts. Fiscal 1999 bad debt write-offs were approximately $22,000.

     1998 vs. 1997

     Selling expenses increased by $342,436 for fiscal 1998 over fiscal 1997. One component of this increase came from greater commission expense of $113,665 as noted above. Additionally, selling payroll costs in fiscal 1998 were higher by $192,315 over fiscal l997 also due to greater commissions paid to employees associated with greater sales. Other selling costs were marginally higher in fiscal 1999, again mainly due to the greater sales activity.

     RESTRUCTURING CHARGES

     The Company recorded restructuring charges in fiscal 1998 associated with the shut down of two factories and associated with the write down and liquidation of manufacturing equipment. These charges are the result of the Company's refocus of its operation into producing more concrete and virgin rubber grade crossing material and elimination of excess capacity in the company's recycled rubber manufacturing operations. The total restructuring charges of $1,684,833 included $1,239,567 in write down of manufacturing equipment to fair value, $226,950 in costs associated with plant shut downs and equipment liquidation, $158,316 in severance costs and $60,000 in other restructuring charges.

     Recoveries in fiscal 1999 recognized against prior fiscal year's restructuring charge includes $25,000 for a negotiated reduction of severance and $105,000 realized on elimination of accrued costs associated with the Company's Portland production facility terminated lease. The remaining $35,000 of Portland's lease accrual was converted into a note as settlement with the landlord. All liabilities accrued in fiscal 1998 as part of the restructuring were paid or converted to a note in fiscal 1999. During fiscal 1999, the Company sold virtually all assets written down in fiscal 1998, at amounts at or below the assets' written down values. The Company did not write down its Lancaster, PA facility in fiscal 1998 and sold the facility at a gain of approximately $159,000.


     INTEREST EXPENSE & OTHER INCOME/EXPENSE
     1999 vs. 1998

     Fiscal 1999 interest expense fell $235,032 or 30% from fiscal 1998. The reduction resulted from lower borrowed funds. Borrowed funds during fiscal 1999 averaged over $2 million lower than during the prior fiscal year (comparing quarter end borrowing balances). At the same time, the Company realized higher rents on its California facility contributing to the increased other income. The Company also recognized amortization costs as an other expense in fiscal 1998 and 1997 that became fully amortized at the end of fiscal 1998. Other income in fiscal 1999 also includes gains on sale of assets including an approximate $153,000 gain realized on the sale of the Company's Pennsylvania manufacturing facility that occurred in December 1998.

     1998 vs. 1997

     Interest Expense was $772,984 and $827,095 for the years ended April 30, 1998 and 1997, respectively. The decline is due to lower levels of principal on all the Company's term debt as well as a reduction in borrowings on the Company's line of credit. This includes over $1 million in principal reduction in fiscal 1998.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's combined cash balance at April 30, 1999 and 1998 amounted to $36,280 and $393,887, respectively. The Company's operating activities during fiscal 1999 generated cash of $634,028 on net income of $1,151,273. Reductions in working capital offset cash generated from operations. During fiscal 1998 the Company generated $817,183 of cash from operations despite loss for the year of $2,882,185. Much of fiscal 1998's loss occurred due to write down or write-off of non-producing assets. Cash generated from operations in 1997 was $331,424. The Company also received $100,000 of net proceeds from the sale of stock in fiscal 1997.

     Net working capital deficit at April 30, 1999 and 1998 amounted to ($2,530,187) and ($5,062,315), respectively. Reductions in the Company's current debt borrowings as well as decreases in payables and accrued liabilities helped lower the working capital deficit. Short term debt was paid down through cash generated from the Company's operations as well as from proceeds from sales of assets. At the same time funds were also used to acquire $253,592 of fixed assets in fiscal 1999. The Company also converted approximately $538,000 of short-term obligations, and $67,500 of common stock puts into 7% long-term subordinated notes. Terms of the notes require interest only payments beginning in October 1999 with 12 equal quarterly principal payments beginning in October 2000 plus interest. The notes are subject to a subordination and standstill agreement with Finova.

     The Company was in material default of certain financial and non-financial loan covenants under its Security and Loan Agreement with its senior lender Finova Financial Corporation ("Finova"). In July 1998 the Company entered into a Forbearance Agreement with Finova under which Finova agreed to forbear in taking any action against the Company by reason of the existing defaults. In addition, under the terms of the Forbearance Agreement, the Company was permitted an overadvance facility of up to $400,000 beyond the normal terms of the line of credit trough June 30, 1999. The Forbearance Agreement also eliminated the monthly principal payment requirements on Finova's term debt. As part of the Forbearance Agreement the Company was subject to additional covenants that it met during fiscal 1999. This included requiring the Company to raise an additional $250,000 in equity capital or subordinated debt and disposal of certain assets (proceeds must go to pay down various loans with Finova). The Company raised $275,160 in the form of subordinated convertible secured notes. These notes bear interest at 8% payable monthly, and are convertible into the Company's common stock at approximately $0.19 per share. The notes become callable and have a put feature that becomes effective two years after their issuance. The notes are subject to a subordination and standstill agreement with Finova

     The Company's capital expenditures were $253,592 and $231,802 in fiscal 1999 and 1998, respectively. Expenditures in 1998 were incurred primarily for necessary improvements in the Company's production facilities. Expenditures in fiscal 1999 were mostly for changes to the Company's existing concrete forms to allow production of a new, improved and more widely accepted embedded rubber in concrete premium railroad grade crossing product. In addition, Company liquidated its security holdings in fiscal 1998 that generated an additional proceeds to the Company of $752,573. Sales of assets generated $842,557 and $571,038 of proceeds in fiscal 1999 and 1998, respectively. These proceeds were used to retire much of the Company's term debt and mortgage in fiscal 1999. The Company's Nevada City, California property is subject to a mortgage that has an extended due date of December 1999. This facility is for sale and the Company anticipates selling it once an acceptable offer is received.

     The Company's primary source of funds is from its operations and borrowings on its line of credit. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible receivables and inventory. Additionally, the Company will need replacement debt or equity financing after the end of the Finova agreement on August 31, 1999. The Company is presently negotiating financing that will replace its existing borrowing facility and anticipates adding additional long term financing to assist in expected future capital expenditures that will allow increased capacity.

     There can be no assurance the Company will be able to complete the sale of its California facility prior to its mortgage maturity date. Additionally, the Company's current financing facility will require restructuring or additional financing must be found prior to the date when Finova's debt is due.

     YEAR 2000 COMPLIANCE ISSUES

     The year 2000 issue results when older computer programs use two digits, rather than four digits to define a year, thus programs do not recognize a year that begins with "20" rather than the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

     Risks of the Company's year 2000 issues:
     ----------------------------------------
     The Company's products are relatively non-technical and are produced in a non-automated environment. The Company's main use of electronic automation is in its administrative processes. As such, the Company feels that its direct internal exposure to year 2000 issues are limited to certain computer software applications and hardware systems and to a few items of office and facility equipment. The Company also uses an electronic data transfer mechanism (EDI) for transferring transactional information and funds. Electronic transactions must be year 2000 compliant to ensure proper processing of information. Exposure to year 2000 issues from third party vendors or customers may occur. In addition, the Company would be negatively impacted in the event its Senior financing source was unable to forward funds when needed to meet the Company's financial commitments.

     The Company's present state of readiness:
     -----------------------------------------
     The Company uses a fiscal year end that straddles the calendar year 2000. Because of this, the Company has had to upgrade its computer systems, including installing updated computer software and hardware, in order to begin fiscal 2000 accounting and reporting. The Company has also performed various tests of certain systems that contain micro-processing chips that may have a built in year 2000 problem. This includes phone systems, fax machines and other automated office devices. The Company feels that its internal systems should not present a significant issue on January 1, 2000. The Company will update its EDI software and systems in the calendar fourth quarter of 1999, and is investigating customer year 2000 compliance with these systems. Many of the Company's raw material suppliers do not rely heavily on automated systems for manufacturing product. Although the Company has made only limited inquiry of its vendors on their year 2000 preparedness, the Company feels any exposure will be minimal.

     Costs to Address the Year 2000 issues:
     --------------------------------------
     Through April 30, 1999, the Company had incurred approximately $30,000 in costs to upgrade its systems. The Company expects to incur another similar amount to achieve full preparedness for year 2000.

     The Company's Contingency plans:
     --------------------------------
     The Company's worst case scenario for year 2000 is the effects it will have on the Company's customers. The Federal Reserve Board of the United States has expressed that its primary concern for small business is not from actual year 2000 issues, but rather from the effects from the small businesses' larger customers building up supplies as a contingency for the year 2000. The result could be an over supply by the large customer and discontinued orders to the small supplier as those supplies are used up. The Company has no contingency plan in the event orders should diminish after the end of the calendar year. However, the Company feels, even in this situation, that its exposure is limited. The Company's business is seasonal with the winter months the slowest time of the year already. The Company generally anticipates this slow period and takes steps to ensure adequate funds are available until business picks up in the Spring. Additionally, the Company's product is usually not one that larger customers stock pile as an essential inventory item. Most crossing material is purchased on an as needed basis and as such orders should be unaffected by this issue. Other issues or problems could occur that management cannot foresee or control and therefore Management cannot adequately determine the outcome of such occurrences. Management believes the Company, as a small non-technical business, will probably better deal with year 2000 issues as they arise than larger automated companies.

ITEM 7. FINANCIAL STATEMENTS



                     OMNI RAIL PRODUCTS, INC. AND SUBSIDIARY

                     (Formerly Creative Medical Development, Inc.)

                     Consolidated Financial Statements

                     April 30, 1999 and 1998

                     (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
OMNI Rail Products, Inc.:


We have audited the accompanying consolidated balance sheets of OMNI Rail Products, Inc. and Subsidiary (formerly Creative Medical Development, Inc., the "Company") as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OMNI Rail Products, Inc. and Subsidiary (formerly Creative Medical Development, Inc.) as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 13 to the consolidated financial statements, the Company suffers liquidity constraints, has significant debt maturities within one year and has a working capital deficit. In addition, the Company has a shareholder deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG Peat Marwick LLP




Portland, Oregon
June 25, 1999



                            OMNI RAIL PRODUCTS, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                             April 30, 1999 and 1998

                       Assets                               1999             1998
                                                            ----             ----
Current assets:
    Cash                                                 $    36,280        393,877


    Accounts receivable, less allowance for doubtful
      accounts of $56,916 in 1999 and $68,776 in 1998      1,478,337      1,853,280
    Inventories, net                                       1,330,663      1,423,800
    Prepaid expenses and deposits                             51,241         52,158
                                                         -----------    -----------

              Total current assets                         2,896,521      3,723,115

Real estate and other assets held for sale                 1,400,000      1,618,275
Property, plant and equipment, net                         1,904,156      2,272,214
                                                         -----------    -----------

                                                         $ 6,200,677      7,613,604
                                                         ===========    ===========

            Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                       1,480,166      1,884,679
    Accrued liabilities                                      879,995      1,459,092
    Notes payable                                          1,693,135      3,305,283
    Current portion of long-term debt                      1,373,412      2,136,376
                                                         -----------    -----------

              Total current liabilities                    5,426,708      8,785,430
                                                         -----------    -----------

Long-term debt, less current portion                       1,403,115        522,342

Commitments and contingencies

Stockholders' deficit:
    Convertible preferred stock, $.01 par value,
      25,000,000 shares authorized:
        Series B, 1,000,000 shares authorized, 195,619
         and 207,355 shares issued and outstanding in
         1999 and 1998, respectively                           1,956          6,221
    Common stock, 50,000,000 shares authorized, $.01
      par value, 1,703,098 and 1,841,586 shares issued
      and outstanding in 1999 and 1998, respectively          17,031         55,246
    Additional paid-in capital                             2,369,880      2,413,651
    Accumulated deficit                                   (3,018,013)    (4,169,286)
                                                         -----------    -----------

              Total stockholders' deficit                   (629,146)    (1,694,168)
                                                         -----------    -----------

                                                         $ 6,200,677      7,613,604
                                                         ===========    ===========


See accompanying notes to consolidated financial statements.

                                      F-2

                                     OMNI RAIL PRODUCTS, INC.
                                          AND SUBSIDIARY

                               Consolidated Statements of Operations

                             Years ended April 30, 1999, 1998 and 1997


                                                         1999            1998            1997
                                                         ----            ----            ----
Net sales                                           $ 12,438,192      16,448,876      12,902,491
Cost of sales                                          9,100,437      13,446,678      10,557,688
                                                    ------------    ------------    ------------

              Gross profit                             3,337,755       3,002,198       2,344,803
                                                    ------------    ------------    ------------

General and administrative expenses                    1,117,020       1,586,956       1,137,978
Selling expenses                                         985,350       1,665,506       1,323,070
Research, development and engineering                    113,795         127,624          61,646
Restructuring charges                                   (130,435)      1,684,833            --
                                                    ------------    ------------    ------------

                                                       2,085,730       5,064,919       2,522,694
                                                    ------------    ------------    ------------

              Earnings (loss) from operations          1,252,025      (2,062,721)       (177,891)
                                                    ------------    ------------    ------------

Other income (expense):
    Interest expense                                    (537,952)       (772,984)       (827,095)
    Legal settlement                                        --              --          (334,500)
    Amortization of organization costs                      --          (237,955)       (119,249)
    Miscellaneous income                                 273,151         163,686         133,219
    Gain (loss) on sale of assets                        164,049          29,683         (25,156)
                                                    ------------    ------------    ------------

              Total other expense                       (100,752)       (817,570)     (1,172,781)
                                                    ------------    ------------    ------------

              Earnings (Loss) before income taxes      1,151,273      (2,880,291)     (1,350,672)

Provision (benefit) for income taxes                        --             1,894         (55,607)
                                                    ------------    ------------    ------------

              Net earnings (loss)                   $  1,151,273      (2,882,185)     (1,295,065)
                                                    ============    ============    ============


Basic earnings (loss) per share                     $       0.66           (1.56)          (1.24)
                                                    ============    ============    ============

Diluted earnings (loss) per share                   $       0.52           (1.56)          (1.24)
                                                    ============    ============    ============

Basic weighted common shares outstanding               1,735,473       1,844,242       1,042,098
                                                    ============    ============    ============

Diluted weighted common shares outstanding             2,232,940       1,844,242       1,042,098
                                                    ============    ============    ============



       See accompanying notes to consolidated financial statements.

                                       F-3

                                                OMNI RAIL PRODUCTS, INC.
                                                      AND SUBSIDIARY

                                   Consolidated Statements of Stockholders' (Deficit) Equity

                                            Years ended April 30, 1999, 1998 and 1997



                                  Preferred stock
                                     Series B                     Common stock            Additional                      Total
                             --------------------------    --------------------------      paid-in      Accumulated   stockholders'
                                Shares         Amount         Shares         Amount        capital        deficit   equity (deficit)
                                ------         ------         ------         ------        -------        -------   ----------------

Balance, April 30, 1996             --      $      --        1,033,721    $    31,010    $ 1,328,990    $    72,964    $ 1,432,964

Issuance of common stock            --             --           37,248          1,117        116,383           --          117,500
Dividends                           --             --             --             --             --          (65,000)       (65,000)
Payment of stock dividend           --             --           77,809          2,334        186,478           --          188,812
Preferred and common shares
  issued in merger               207,355          6,221        702,715         21,082        812,755           --          840,058
Net loss                            --             --             --             --             --       (1,295,065)    (1,295,065)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1997          207,355          6,221      1,851,493         55,543      2,444,606     (1,287,101)     1,219,269

Repurchase of stock puts            --             --           (9,907)          (297)       (30,955)          --          (31,252)
Net loss                            --             --             --             --             --       (2,882,185)    (2,882,185)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1998          207,355          6,221      1,841,586         55,246      2,413,651     (4,169,286)    (1,694,168)

Repurchase of stock put                                         (5,944)           (59)       (18,693)                      (18,752)
Conversion of stock puts
  to debt                                                      (21,397)          (214)       (67,285)                      (67,499)
Cancellation of escrowed
  shares                         (11,736)          (117)      (111,147)        (1,111)         1,228                          --
Effect of one for three
  reverse split                                  (4,148)                      (36,831)        40,979                          --

Net income                                                                                                1,151,273      1,151,273
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1999          195,619    $     1,956      1,703,098    $    17,031    $ 2,369,880    $(3,018,013)   $  (629,146)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                      F-4

                                     OMNI RAIL PRODUCTS, INC.
                                          AND SUBSIDIARY

                               Consolidated Statements of Cash Flows

                             Years ended April 30, 1999, 1998 and 1997


                                                              1999            1998          1997
                                                              ----            ----          ----
Cash flows from operating activities:
   Net (loss) earnings                                    $ 1,151,273     (2,882,185)    (1,295,065)
   Adjustments to reconcile net (loss) earnings to net
      cash provided by operating activities:
         Depreciation and amortization                        161,417        587,552        491,642
         Legal settlement                                        --             --          334,500
         (Gain) loss on sale of assets                       (164,049)       (29,683)        25,156
         Asset impairment - write down of assets                 --        1,239,567           --
         Deferred income taxes                                   --             --          (55,607)
         Change in assets and liabilities:
           Accounts receivable                                374,943        (35,171)      (199,814)
           Inventories                                         93,137      1,070,943        296,361
           Prepaid expenses and deposits                          917        (31,478)         1,876
           Accounts payable                                  (404,513)       520,600        425,992
           Accrued liabilities                               (579,097)       377,038        306,383
                                                          -----------    -----------    -----------

              Net cash provided by operating activities       634,028        817,183        331,424
                                                          -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment        842,557        571,038         17,166
   Purchase of property, plant and equipment                 (253,592)      (231,802)      (375,316)
   Proceeds from sale of securities                              --          752,573           --
                                                          -----------    -----------    -----------

              Net cash provided by (used in) investing
                 activities                                   588,965      1,091,809       (358,150)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
   Net payment on notes payable                            (1,612,148)    (1,071,440)      (116,326)
   Payments on long-term debt                                (762,964)      (552,058)       (14,281)
   Proceeds from Subordinated Convertible debt                275,160           --             --
   Borrowings on Subordinated and other debt                  538,114           --             --
   Sale (repurchase) of stock                                 (18,752)       (31,252)       100,000
   Acquisition costs                                             --             --         (185,065)
                                                          -----------    -----------    -----------

              Net cash used in financing activities        (1,580,590)    (1,654,750)      (215,672)
                                                          -----------    -----------    -----------

              (Decrease) increase in cash                    (357,597)       254,242       (242,398)

Cash at beginning of year                                     393,877        139,635        382,033
                                                          -----------    -----------    -----------

Cash at end of year                                       $    36,280        393,877        139,635
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                            $   530,355        768,630        807,847
      Income taxes                                               --            1,894           --

Supplemental schedule of non-cash investing and
  financing activities:
   Stock dividend                                                --             --           65,000
   Issuance of common stock on conversion of debt                --             --           17,500
   Issuance of debt in exchange for common stock               67,499           --             --
   Effect of acquisition:
       Fair value of assets acquired                             --             --        2,255,123
       Liabilities assumed                                       --             --        1,230,000


See accompanying notes to consolidated financial statements.

                                      F-5

                            OMNI RAIL PRODUCTS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          April 30, 1999, 1998 and 1997



(1)  Summary of Significant Accounting Policies

     Principles of Consolidation, Description of the Company and Basis of Presentation
     ---------------------------------------------------------------------------

     The consolidated financial statements include the accounts of OMNI Rail Products, Inc. (the Company, a Delaware corporation), formerly Creative Medical Development, Inc. ("CMD", name changed during fiscal 1999), and its wholly-owned subsidiary, OMNI Products, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Effective April 30, 1997, CMD and OMNI International Rail Products, Inc. (OMNI), completed an agreement and plan of merger. The transaction between CMD and OMNI was considered a reverse acquisition for financial reporting purposes and was accounted for under the purchase method of accounting.

     The Company designs, engineers, manufactures and distributes a variety of rubber, rubber/concrete and concrete premium grade railroad crossing surface products primarily for the United States market. OMNI's products are approved by all major North American Class 1 railroads, such as Burlington Northern-Santa Fe and Union Pacific and many regional railroads and transit systems. From its operating facilities in Illinois, Texas, Oregon and through its relationship with key suppliers, OMNI markets its products to all 50 states and Canada. 67% of the Company's fiscal 1999 sales were concentrated in the three largest United States railroad companies (down from 72% in fiscal 1998) (Note 12).

     Inventories
     -----------

     The Company values inventories at the lower of average production cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

     Accounts Receivable
     -------------------

     The Company extends sales credit to virtually all of its customers under specific terms and conditions. The Company performs periodic credit evaluations of its customers to determine the extent of each customer's allowable credit limit and to determine the need for an allowance on potential credit losses.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for furniture, vehicles and equipment are between three and ten years; buildings are forty years.

     Expenditures   for  additions  and  major   improvements  are  capitalized.
     Expenditures for repairs and maintenance are charged to income as incurred.

     Warranty
     --------

     The Company provides a six-year warranty for its products and establishes an accrual at the time of sale, based on historical warranty experience, to provide for estimated warranty costs.

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

     Advertising Expenses
     --------------------

     Advertising expenses are charged to expense as incurred and were $17,346, $44,424 and $102,310 for 1999, 1998 and 1997, respectively.

     Revenue Recognition
     -------------------

     Revenues are recognized when products are shipped.

     Stock Option Plan
     -----------------

     As permitted by Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB 25 Accounting for Stock Issued to Employees.

     Fair Value of Financial Instruments
     -----------------------------------

     At April 30, 1999 and 1998, the carrying value of cash, trade receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At April 30, 1999 and 1998, the fair value of the Company's long-term debt approximates carrying value as such instruments' stated interest rates do not differ significantly from current market rates available to the Company.

     Basic and Diluted Net Earnings (Loss) Per Common Share
     ------------------------------------------------------

     In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No.128 (FAS 128), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The calculation of diluted earnings (loss) per share for fiscal years ended April 30, 1998 and 1997, excludes any potentially dilutive shares as such shares would have an antidilutive affect (Note 11). The Company adopted FAS 128 in fiscal 1998.

     Reverse Stock Split
     -------------------

     The Company effected a one-for-three stock split to stockholders of record as of the close of business on February 25, 1999. Share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

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

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
     -----------------------------------------------------------------------

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Recent Accounting Pronouncements
     --------------------------------

     The Company adopted Financial Accounting Standards No.130 (FAS 130), "Reporting Comprehensive Income" and Financial Accounting Standards No.131 (FAS 131), "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. FAS 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no components of other comprehensive income during fiscal 1999. FAS 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to one business segment, the production and sale of premium railroad crossing materials.

     In 1998, Financial Accounting Standards No.133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective, as amended by FAS 137, for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2000 and does not expect the adoption of FAS 133 will be material to the Company's consolidated results of operations.


     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1997 and 1998 balance sheets, statements of operation and statements of cash flows to conform with 1999 presentation.


(2)  Restructuring charges and Asset Impairments

     In fiscal year 1998, the Company recorded restructuring charges associated with the shut down of two factories and charges associated with the write down and liquidation of manufacturing equipment. These charges are the result of the Company's refocus of its operation into producing primarily concrete and virgin rubber grade crossings and elimination of excess capacity in the Company's recycled rubber manufacturing operations. Total fiscal 1998 charges of $1,684,833 included $1,239,567 in write down of manufacturing equipment to fair value, $226,950 in costs associated with plant shut downs and equipment liquidation, $158,316 in severance costs and $60,000 in other restructuring charges. Total accrued and unpaid restructuring costs at the end of 1998 were $249,295 not including severance costs that were accounted for in accrued compensation. All associated charges were paid during fiscal 1998 and 1999. During fiscal

     1999, the Company sold or disposed virtually all assets written down in fiscal 1998, at amounts at or below the assets' written down values. The Company did not write down its Lancaster, PA facility in fiscal 1998 and sold the facility at a gain of approximately $159,000 in the Company's third quarter of fiscal 1999. In addition, the Company wrote off excess or out of specification inventory as part of the restructuring. During fiscal 1999 the Company recovered certain costs associated with the fiscal 1998 restructuring charge. These recovered costs included accrued anticipated lease charges of $105,435 and accrued severance charges of $25,000.


(3)  Inventories

     Inventories consist of the following at April 30, 1999 and 1998:

                                                   1999         1998
                                                ----------   ----------

        Raw materials                           $  175,692      383,527
        Finished goods                           1,179,971    1,054,828
                                                ----------   ----------

                                                 1,355,663    1,438,355

        Less allowance for excess or obsolete
           inventory                                25,000       14,555
                                                ----------   ----------

                 Inventories, net               $1,330,663    1,423,800
                                                ==========   ==========


     In conjunction with the fiscal 1998 restructuring, the Company wrote-off $812,840 of excess and out of specification recycled rubber inventory and included such charge in Cost of sales. Total fiscal 1999, 1998 and 1997 inventory write-offs were $14,555, $1,085,000 and $571,200, respectively.



(4)  Property, Plant and Equipment

     Property, plant and equipment consist of the following at April 30, 1999 and 1998:

                                                1999         1998
                                             ----------   ----------

           Land                              $   93,024      217,593
           Buildings                            812,684    1,163,115
           Office furniture, manufacturing
              equipment and vehicles          1,587,694    1,382,915

                                             ----------   ----------

                                              2,493,402    2,763,623

           Less accumulated depreciation        589,246      491,409
                                             ----------   ----------

                                             $1,904,156    2,272,214
                                             ==========   ==========


     Certain property, plant and equipment serves as collateral for short and long-term debt obligations. As discussed in note 2, certain manufacturing equipment was written down during 1998 as part of the Company's restructuring

(5)  Accrued Liabilities

     Accrued liabilities consist of the following at April 30, 1999 and 1998:

                                                   1999        1998
                                                ----------   ----------

         Warranties and other customer claims   $  353,635      268,902
         Accrued compensation                      206,416      486,520
         Accrued restructuring charges                --        249,195
         Accrued merger costs                         --         60,000
         Accrued interest                           80,162       72,565
         Other                                     239,782      321,910
                                                ----------   ----------

                                                $  879,995    1,459,092
                                                ==========   ==========


(6)  Notes Payable

     The Company has a revolving line of credit totaling $1,396,195 and $2,107,966 as of April 30, 1999 and 1998, respectively, under a Loan and Security Agreement ("Loan Agreement") with Finova Capital Corporation (Finova). The line of credit allows the Company to borrow up to $3,500,000 against 85% of eligible accounts receivable and 50% of eligible inventory. Interest on the line is at prime rate plus 2.25% (10% and 10.75% at April 30, 1999 and 1998, respectively), with a minimum interest charge of $9,000 per month. The Company also has a capital loan payable to Finova totaling $296,940 and $507,502 at April 30, 1999 and 1998, respectively, payable in monthly installments of $12,500 plus interest of 11.5%. At the end of fiscal 1998, the Company also had a term note payable to Finova of $689,815, that was fully paid at April 30, 1999. The loans payable to Finova are secured by equipment and inventory. The original maturity date was extended from April 26, 1999 to August 31, 1999 as noted below. The Company is restricted from paying dividends by covenant with Finova.

     From time to time the Company has entered into various amendments to the Loan Agreement with Finova. These amendments have modified the various loan agreements providing for certain changes to the underlying provisions of the various notes. One such amendment extended the loans' maturity dates until August 31, 1999. At the end of fiscal 1998, the Company was in violation of certain financial and non-financial loan covenants, including negative covenants for cash requirements for Senior Debt Coverage and Net Worth of Borrower.

     On  July  15,  1998,  the  Company  entered  into a  Forbearance  Agreement
     ("Agreement") that significantly realigned the borrowing arrangement between the Company and Finova. This Agreement, that continued through June 1, 1999, allowed the Company to borrow up to an additional $400,000 over the calculated eligible borrowing balance ("Permitted Overadvance"), and deferred installment payments on the Company's term debt. The Permitted Overadvance was subject to an interest rate of 6.25% over prime and the term note balance was subject to the default rate of interest at 2% over the stated note interest rate. The Agreement also waived all prior and existing defaults and put in place new financial covenants based on the Company achieving forecast operating results. These covenants included a requirement to raise $250,000 in subordinated financing to aid in the financing of the Company. A total of $275,160 was raised, in part, from an outside investor and from two current directors of the Company. Also, as part of the Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill agreements with eight unsecured creditors. These agreements place the note holder into a subordinate position with Finova and extends payoff of any obligation over a five-year period.

(7)  Long-term Debt

     Long-term debt is comprised of the following at April 30, 1999 and 1998:

                                                        1999           1998
                                                    -----------     -----------





     Note  payable  to  Capital   Consultants   in
        monthly installments of $13,631, including
        interest  at  10%,   payable  in  full  in
        December 1999, secured by real estate.      $   162,825         866,458

     Mortgage payable to financial  institution in
        monthly installments of $12,750, including
        interest  at  11.375%,  payable in full in
        December 1999, secured by real estate.        1,201,279       1,216,668

     Secured   convertible   subordinated   notes,
        interest   payable   monthly  at  8%.  Due
        October  2003 and January  2004,  with put
        option  for   payout  in  twelve   monthly
        payments  after second  anniversary  date.
        Convertible  into common  stock at $0.1932
        per share.  Subject to  Subordination  and
        Standstill Agreement with Finova.               275,160            --

     Subordinated   notes   payable   to   various
        individuals  and  entity,   interest  paid
        quarterly beginning October 15, 1999 at 7%
        interest  and  principal   paid  quarterly
        beginning  October  15,  2000,  with final
        payment  due July  15,  2003.  Subject  to
        Subordination  and  Standstill   Agreement
        with Finova.                                  1,077,114         575,592

     Other  note  and  capitalized   lease   with
        interest of 10%                                  60,149             --
                                                    -----------     -----------

                                                      2,776,527       2,658,718

     Less current portion                             1,373,412       2,136,376
                                                    -----------     -----------

               Long-term debt                       $ 1,403,115         522,342
                                                    ===========     ===========


     The aggregate principal repayments and reductions required in each of the years ending April 30, 2000 through April 30, 2004 for the Company's long-term debt is as follows:

                     2000                     $1,373,412
                     2001                        405,805
                     2002                        540,198
                     2003                        366,227
                     2004                         90,885
                                              ----------

                                              $2,776,527
                                              ==========

(8)  Income Taxes

     The income tax (benefit) expense consists of the following:

                                             1999      1998       1997
                                             ----      ----       ----
       Current:
         Federal                            $  --        --         --
         State                                 --       1,894       --
                                            -------   -------    -------

                                               --       1,894       --
                                            -------   -------    -------
       Deferred:
         Federal                               --        --      (46,039)
         State                                 --        --       (9,568)
                                            -------   -------    -------

                                               --        --      (55,607)
                                            -------   -------    -------
       Total income tax (benefit) expense   $  --       1,894    (55,607)
                                            =======   =======    =======


     The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities at April 30, 1999 and 1998 are as follows:

                                                          1999         1998
                                                       ----------   ----------
 Deferred tax assets:
     Restructuring costs                               $   42,567      143,895
     Warranty reserve                                     135,654       91,028
     Legal settlement payable                             123,390      123,390
     Inventory write down                                   9,590      369,307
     Bad debt reserve                                      21,833       26,380
     Self-insurance reserve                                 9,313       22,490
     Other                                                 14,825       27,879
     Capital loss carryforward                            273,043      273,043
     Net operating loss carryforwards:
         Federal                                          852,724      767,970
         State                                            177,203       98,391
                                                       ----------   ----------
                                                        1,660,142    1,943,773
     Less valuation allowance                           1,246,759    1,657,570
                                                       ----------   ----------
             Net deferred tax asset                       413,383      286,203
                                                       ----------   ----------

 Deferred tax liability:
     Property, plant and equipment, due to
        differences in depreciation                       221,603       94,423
     Real estate held for sale                            191,780      191,780
                                                       ----------   ----------

             Net deferred tax liability                   413,383      286,203
                                                       ----------   ----------

             Net deferred tax assets and liabilities   $     --           --
                                                       ==========   ==========

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory income tax rate to earnings (loss) before income taxes as a result of the following differences:

                                                1999      1998     1997
                                                ----      ----     ----

         Statutory federal income tax rate      34.0%   (34.0)%  (34.0)%
         State income taxes, net of federal
            income tax benefit                   4.4     (4.3)    (4.4)
         Change in valuation allowance         (35.7)    40.5     36.2
         Other                                  (2.7)    (2.1)    (2.1)
                                               ------   ------   ------

         Effective tax rates                     0.0%      .1%    (4.3)%
                                               ======   ======   ======


     The Company has a valuation allowance of $1,246,759, $1,657,570 and $490,416, as of April 30, 1999, 1998 and 1997, respectively. The change in the valuation allowance was ($410,811), $1,167,154 and $490,416, in 1999,
     1998 and 1997, respectively.

     At April 30, 1999 and 1998, the Company had approximately $2,684,000 and $2,284,000, respectively, of net operating loss carryforwards to offset future income for federal and state income tax purposes which will expire 2009 through 2019.

     A provision of the Tax Reform Act of 1986, as amended, requires that net operating loss and credit carryforward utilization be limited when there is a more than 50% cumulative change in ownership of the Company in a 3 year period. Such change in ownership may have occurred with the merger of OMNI into CMDI. The merger affects the CMDI portion of the Company's net operating loss carryforward or approximately $3,376,000, and as such, this amount is not included as a deferred tax asset or in the valuation allowance above. The date of the change and the amount of loss and credits subject to the limitation has not yet been determined. Accordingly, the utilization of the net operating loss and credit carryforwards to remaining future years may be limited. Any future change in the equity structure of the Company may further limit the utilization of the net operating loss carryforwards.


(9)  Commitments and Contingencies

     Operating Lease Commitments
     ---------------------------

     The  Company   leases  office  space,   vehicles,   office   equipment  and
     manufacturing equipment, from a director of the Company, under various operating lease agreements that are either month-to-month or that expire during the next year. The Company's minimum monthly lease payments under the various cancelable and non-cancelable lease agreements are $6,074. Total future minimum lease commitments under non-cancelable leases is $8,743. In addition, the Company, as lessor, leases all of its space at its Grass Valley building, shown under real estate and assets held for sale. At present, such rental revenues exceed the costs to finance and operate the facility. Future minimum lease payments to be received on the Company's California facility are $142,276 for fiscal 2000 and $42,046 for fiscal 2001. Lease expense was approximately $91,500, $159,000 and $108,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

     Royalty Agreements
     ------------------

     The  Company  assumed a royalty  agreement  with Red Hawk  Rubber Co.  (Red
     Hawk), from Riedel OMNI Rubber Products, Inc. The Red Hawk agreement provides that the Company pay a 5% royalty on all net sales of products that were being manufactured at the time the agreement was signed until June 1999. Any new products developed and manufactured by OMNI are not subject to the Red Hawk royalty agreement. Total royalty expense for fiscal years ended April 30, 1999, 1998 and 1997 were $167,103, $113,725 and
     $137,994, respectively.

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


(10) Stockholders' Equity

     Convertible Preferred Stock Series B
     ------------------------------------

     The Company has authorized 1,000,000 shares of Series B convertible preferred stock, of which 195,619 are issued and outstanding. The terms of these shares are as follows:

          Voting
          ------
          Each share of Series B convertible preferred stock, until converted or canceled, has the right to one vote equivalent to one share of common stock into which such preferred series could be then converted.

          Conversion
          ----------
          Each share of Series B convertible preferred stock was convertible to a like number of common shares had the Company reported gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ended April 30, 1998 or 1999. These conversion standards were not met, and therefore the Series B preferred stock shall be canceled by the Company upon the issuance of its fiscal year ended April 30, 1999 consolidated financial statements.

     Put Agreement
     -------------

     In February, 1997, two OMNI directors purchased shares in OMNI for a total of $67,499 at $3.25 per share. Simultaneously, put agreements were executed requiring the Company to purchase those shares at a price equivalent to $4.00 per share 120 days following the investment. The put agreements with these two parties were not repaid according to the put agreements and were subsequently converted to subordinated notes as of July 1998.

     Cancellation of Merger Shares in Escrow
     ---------------------------------------

     As part of the merger between CMD and OMNI ten percent of the CMD common shares and series B preferred shares exchanged for OMNI shares in the transaction, were placed in escrow ("Escrow Shares") pending final valuation and settlement. The final ownership ratio was adjusted pursuant to the Merger Agreement to reflect differences that resulted from changes in assets of both companies between the date of acquisition and the settlement date of April 30, 1998. The determination of final asset values was not resolved until August 1, 1998, at which time 111,147 common and 11,736 series B preferred Escrowed Shares were canceled to reflect the final ownership ratio.

     Stock Options
     -------------

     The Company's 1994 Amended and Restated Stock Option Plan (the plan) provides for granting to employees and consultants of either incentive stock options or non-qualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Non-qualified stock options generally must be granted at an exercise price of not less than 100% of the fair market value per share at the grant date, although, in certain cases may be granted at 85% of fair market value. The term of options granted under the plan is generally ten years, but in certain cases may be five years. The right to exercise options granted is generally fully vested on the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 0.0%; expected volatility of 86%; risk-free interest rate of 6.35%; and expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, no compensation cost has been recognized for its stock options in the financial statements. The pro forma effects on net earnings (loss) of applying SFAS No. 123 for fiscal year ended 1999 was an expense of approximately $2,000. There is no effect on pro forma net loss from applying SFAS No. 123 to fiscal years ended 1998 and 1997



     The following table presents historic stock option activity under the plan:

                                                                       Weighted
                                                                       Average
                                                        Number         Exercise
                                                       of shares        Price
                                                       ---------        -----
     Options outstanding at April 30, 1997              698,199        $   2.66

     Granted                                             13,636            3.00
     Exercised                                             --              --
     Forfeited                                             --              --
     Expired                                               --              --

     Options outstanding at April 30, 1998              711,835            2.67

     Granted                                            206,668            0.42
     Exercised                                             --              --
     Forfeited                                         (588,763)          (2.33)
     Expired                                               --              --
                                                       --------        --------

     Options outstanding at April 30, 1999              329,740        $   1.86
                                                       ========        ========


     There were no unvested stock options or other equity instruments issued during fiscal 1998 or 1997. The Company reserved 1,000,000 shares of common stock for issuance under the plan. At April 30, 1999, there were 670,260 shares available for grant under the plan. At April 30, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options under the plan were $0.27 - $5.00 and 7 years, respectively. The number of exercisable options and weighted average price of such options at April 30, 1999 were 206,407 and $2.63, respectively.

     Warrants Outstanding
     --------------------

     CMD issued warrants in conjunction with its initial public offering in 1993, prior to its merger with OMNI. These warrants were due to expire on May 13, 1999. On May 4, 1999 the Company's board of directors extended the exercise date of such warrants until November 15, 1999. The following table presents warrants outstanding at April 30, 1999, all of which were issued by CMD in consideration for service rendered, debt and debt restructuring, or stock purchases and placements:

      Number of
       Common
       Shares                      Exercise                  Expiration
      Issuable                       price                      date
      --------                       -----                      ----

       17,500                     $   18.15                 May 13, 1999
      201,250                         19.50                 Nov. 15, 1999
       16,667                         30.00                 April 14, 2000



(11) Earnings Per Share

     The following table reconciles basic earnings per common share (EPS) to diluted EPS:

     For the year ended April 30, 1999

                                                      Weighted
                                                       Average    Per share
                                          Income       Shares       amount
                                          ------       ------       ------

       Income available to common
       Shareholders                     $1,151,273    1,735,473    $   0.66
       Effect of dilutive securities:
           Stock options                                 24,166       (0.01)
           Convertible notes                 7,315      473,301       (0.13)
                                        ----------   ----------    --------

       Diluted EPS                      $1,158,588    2,232,940    $   0.52
                                        ==========   ==========    ========

     The calculation of diluted earnings (loss) per share for fiscal years ended April 30, 1998 and 1997, excludes any potentially dilutive shares as such shares would have an antidilutive affect. Total common stock equivalents not used in calculating diluted EPS were 1,504,539 shares in fiscal 1999, and represented stock options and warrants with exercise prices greater than market price and averaging of convertible debt. Total common stock equivalents not used in calculating diluted EPS for both fiscal 1998 and 1997 was approximately 332,150 shares and represented stock option and warrants with exercise prices greater than market price.


(12) Major Customers and Credit Concentration

     The Company does business with and extends credit to a variety of commercial customers, including all of the major railroads in the United States, major cities and municipalities throughout the United States and Canada.

     The Company sells products to customers primarily in the United States. On April 30, 1999 and 1998, 88% and 71%, respectively, of the trade receivables were concentrated within the domestic railroad industry, and 12% and 29%, respectively, of trade receivables were with companies and distributors located in foreign countries. Although the Company does not currently foresee a credit risk associated with its receivables, repayment is somewhat dependent upon the financial stability of the companies with which the Company does business.


(13) Going Concern

     As reflected in the accompanying financial statements, current debt maturities and other short-term commitments exceed the Company's liquid assets available to repay such commitments. In addition, as discussed in
     Note 1, the Company has a significant concentration of Product sales with its top three customers. To finance debt maturities, management has and will continue to seek both debt and equity investors to provide additional capital. Management believes the Company will be profitable in fiscal 2000 and is expecting to refinance its debt as discussed in Note 14. However, there can be no assurance that the Company will be profitable, will retain its largest customers, or that it will be able to complete the refinancing of its debt.


(14) Subsequent Event

     Litigation Settlement
     ---------------------

     Subsequent to the end of the fiscal year, the Company entered into a settlement agreement with Transcontinental Capital Partners ("TCP") that ends the litigation between the Company and TCP. The Company had accrued the full amount of the settlement as of the fiscal year end.

     Refinancing of the Company's Senior Debt
     ----------------------------------------

     Subsequent to year end the Company negotiated an amendment with its senior lender Finova that provides an extension of a reduced credit facility ($1.8 million) under similar terms and conditions that existed at year end, until August 31, 2000, at interest of prime plus 1-1/2%. The new financing package also provides $600,000 of new term debt at prime plus 2.25% payable in 60 monthly installments of principal and interest. The Company had not yet signed the new financing package prior issuing its financial statements.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
--------------------------------------------------------------------------------

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) in the Exchange Act.
--------------------------------------------------------------------------------

     The executive officers and directors of the Company are as follows:



             NAME                    AGE                   POSITION

     William E. Cook                 50          Chairman of the Board, Director

     Edward S. Smith                 80          Director

     John E. Hart                    60          Director and Secretary

     Robert E. Tuzik                 47          President and Chief Operating
                                                 Officer

     M. Charles Van Rossen           43          Chief Financial Officer, Vice
                                                 President Finance and Treasurer


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

     The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

     William E. Cook served as restructuring consultant and interim Chief Executive Officer of the Company from March 31, 1998 through November 1998, when he accept a seat on the board of directors and the chairmanship of the board. Mr. Cook, through his company Riptide Holdings, Inc., was hired by the Company to assist with the restructuring and turnaround of the Company. Mr. Cook has been President of Riptide for four years. For the four years Prior to that Mr. Cook was President, CEO, a director and board chairman of DDL Electronics, Inc., a New York Stock Exchange company with printed circuit board and electronic contract assembly manufacturer operations in the United States and Europe. Prior to that, Mr. Cook was a partner with TBM Associates, a venture capital firm based in Boston, Massachusetts. Prior to that, Mr. Cook was President and CEO of Signal Technology, Inc., a company he co-founded in 1981. Mr. Cook acts as a consultant and/or serves on the boards of several private companies. Mr. Cook has both undergraduate and graduate degrees in Engineering from North Carolina State University and a Masters degree in Business Administration from MIT.

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

     Robert E. Tuzik has been President Chief Operating Officer of the Company since October 1998. Prior to that Mr. Tuzik was Vice President - Sales and Marketing of the Company since closing of the merger with OMNI on April 30, 1997. He had been Vice President - Sales and Marketing of OMNI from 1996 to the closing of the merger. From 1995 to 1996 he owned and operated Talus Associates, specializing in railway marketing and media relations. Prior to that he spent six years as editor of Railway Track and Structures, a railroad-engineering journal. Mr. Tuzik holds a BA in English and MS in Journalism from the University of Illinois at Chicago and Northwestern University.

     M. Charles Van Rossen served as the Company's interim CFO from May 1, 1998 until his appoint as Chief Financial Officer, Vice President Finance and Treasurer on August 11, 1998. From 1995 to 1998 he was a private financial and management consultant. Prior to that he spent four years as Chief Financial Officer and Controller of DDL Electronics, Inc., a New York Stock Exchange company with printed circuit board and electronic contract assembly manufacturer operations in the United States and Europe. Prior to that he spent seven years with the Pacificorp group of companies working in various management positions for that company's many subsidiaries. Prior to that Mr. Van Rossen was an audit manager with KPMG Peat Marwick. He is a Certified Public Accountant and holds a BS degree in Accounting and Quantitative Methods from the University of Oregon.

Item 10. Executive Compensation
-------------------------------

     The following table sets forth remuneration paid to certain executive officers for the fiscal years ended April 30, 1999, 1998 and 1997, respectively:


                                     SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                              Annual Compensation                       Compensation
                              -------------------------------------     -------------------

                                                            Other       Securities
                               Year                         Annual      Underlying
                               Ended                        Compen-      Options       LTIP     All other
Name and Principal Position   April 30    Salary   Bonus    sation         SARs      Payments     Comp.
---------------------------   --------    ------   -----    ------         ----      --------     -----
William E. Cook                1999                        141,728(1)     33,334
Interim CEO                    1998             0    0      30,000             0        0              0

Michael L. DeBonny (2)         1999             0    0           0             0        0        125,000
Former CEO, President          1998       150,000    0           0             0        0              0
and Treasurer                  1997       151,814    0           0       618,144        0              0



     (1) Represents consulting fees paid during fiscal 1999. Mr. Cook's current contract provides for a monthly consulting fee of $7,500.

     (2) Mr. DeBonny resigned from the Company effective April 30, 1998. Pursuant to his employment contract and the settlement agreement reached between him and the Company, Mr. DeBonny was paid $125,000 severance during fiscal 1999.


          The  Company's  nonsalaried  directors  receive  $500 for  each  Board
          meeting  attended,   and  receive  $2,500  quarterly,   together  with
          reimbursement for out-of-pocket expenses in attending Board meetings.



Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Series B Preferred Stock as of the date hereof; by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

       Name and Address of                  Number of
     Beneficial Owner (1)(2)              Shares Owned       Percent of Class
     -----------------------              ------------       ----------------

     William E. Cook (3)                     865,951                23.7%
     1413 Loniker Drive
     Raleigh, NC  27615

     Michael L. DeBonny                      220,826                 6.0%
     16101 Parelius Circle
     Lake Oswego, OR 97034

     John E. Hart (4)                         61,016                 1.7%
     Box 2495
     Grass Valley, CA 95945

     Edward S. Smith (5)                     397,231                10.9%
     921 SW Washington St., Ste. 762
     Portland, OR 97205

     Richard A. Kreitzberg (6)             1,091,241                29.8%
     3332 El Dorado Loop South
     Salem, OR 97032

     Ronald J. Gangemi (7)                   226,765                 6.2%
     11950 Willow Valley Road
     Nevada City, CA 95959

     Robert E. Tuzik (8)                      60,220                 1.6%
     1732 Aspen Ct.
     Lake Oswego, OR  97034

     M. Charles Van Rossen (9)                50,000                 1.4%
     2747 SW English Ct.
     Portland, OR 97201

     All officers and directors            1,212,398                39.2%
     as a group (5 persons)

----------

     (1) Assumes (i) no exercise or conversion of common stock purchase warrants and underwriter's warrants issued in conjunction with the Company's 1994 public offering, outstanding warrants, options or other commitments of the Company that are convertible into or exercisable for shares of Common Stock, except that Common Stock obtainable by persons named in the above table upon exercise of options or conversion of debt is deemed outstanding and beneficially owned by such persons in calculating their percentage ownership; or (ii) conversion of the Series B Preferred Stock.

     (2)  Includes shares of Series B Preferred Stock held by the person listed.

     (3) Includes options held by Mr. Cook to purchase 33,334 shares of Common Stock under the Company's Incentive Stock Option Plan and includes 634,472 shares available on conversion of convertible subordinated notes.

     (4) Includes options held by Mr. Hart to purchase 36,668 shares under the Company's Incentive Stock Option Plan.

     (5) Includes options held by Mr. Smith to purchase 44,485 shares of Common Stock under the Company's Incentive Stock Option Plan and includes 155,280 shares available on conversion of convertible subordinated note.

     (6) Includes shares owned by Mr. Kreitzberg's spouse. Also includes 634,472 shares available on conversion of convertible subordinated note.

     (7)  Includes shares owned by Mr. Gangemi's spouse and children.

     (8)  Includes options held by Mr. Tuzik

     (9)  Includes options held by Mr. Van Rossen



Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     On July 6, 1998,  Michael  L.  DeBonny  who had  served as an  officer  and director of the Company entered into a Separation and Mutual Release Agreement which resolved certain disputes and controversies between him and the Company. Mr. DeBonny's employment was terminated and he resigned as a director both effective April 30, 1998. In addition, Mr. DeBonny relinquished options to purchase 618,144 shares of common stock and 63,150 shares of Series B preferred stock and granted the directors of the Company an irrevocable proxy to vote all shares he is entitled to vote through April 30, 2000. Mr. DeBonny will receive, subject to possible adjustments, his salary and certain fringe benefits through February 28, 1999.

     In February, 1997, three OMNI directors (Messrs. DeBonny, Kreitzberg and Smith) purchased shares in OMNI for a total of $99,617 at $3.50 per share. Simultaneously, put agreements were executed requiring the Company to purchase those shares at a price equivalent to $4.00 per share 120 days following the investment. Mr. Kreitzberg exercised his put and his shares were repurchased in June, 1997. The put agreements with Messrs. DeBonny and Smith were extended and the put price adjusted. In March, 1998, they agreed to defer exercise of the puts until April 2, 1999 and to adjust the price of the put to reflect an 11% per annum return on the investment. Effective as of June 30, 1998, in conjunction with the FINOVA debt restructuring, Mr. Smith's put was deemed exercised and a note was issued to him for the amount due. The note is subordinated to the FINOVA obligations and has deferred payments on the same terms as other unsecured creditors who were required by FINOVA to subordinate and defer payment. Mr. DeBonny's put was cancelled as of June 30, 1998, in conjunction with the FINOVA debt restructuring and his separation agreement. The subordinated promissory note from the Company to Mr. DeBonny which had been used to pay for the stock issued in the put transaction in February 1997 was reinstated and payment was deferred on the same terms as other unsecured creditors who were required by FINOVA to subordinate and defer payment.

     In March, 1997, OMNI entered into a short-term equipment rental agreement with one of its directors. The Company continues to rent such equipment on a month-to-month basis.

     As a condition of the merger transaction with OMNI, the Company entered into agreements with Messrs. Hart and Gangemi to exchange all of their Series A preferred stock (60,000 and 750,000 shares respectively) for 20,000 and 250,000 shares, respectively, of Series B preferred stock.

     On October 15, 1998, the directors authorized the issuance of up to $250,000 worth of convertible subordinated notes to comply with the FINOVA debt restructuring requirements. William E. Cook, who was restructuring consultant to the Company and interim CEO, until joining the board of directors and becoming Chairman of the Board on November 10, 1998, invested a total of $122,580 in those notes. Mr. Smith invested $30,000. The notes are secured, are convertible into common stock at $0.1932 per share and are due October 2003 and January 2004, with put option for payout in twelve monthly payments after the notes' second anniversary date. The notes are subject to Subordination and Standstill Agreements with the Company's senior lender.

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



Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     a. The Exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report.

     b. No reports on Form 8-K were filed during the quarter ended April 30, 1999.

          Index of Exhibits
          -----------------

          Exhibit #                 Description
          ---------                 -----------

          2.01      Certificate of Incorporation of the Registrant (1)

          2.02      Bylaws of the Registrant (1)

          2.04      Bylaws of the Registrant as amended December 10, 1994 (1)

          2.05 Certificate of Designation of Preferences of Series B Preferred Shares (9)

         Exhibit #                 Description
         ---------                 -----------

         2.06      Amended and Restated Certificate of Incorporation (8)

         2.07      Certificate of Amendment of Certificate of Incorporation

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

         10.08     Employment Agreement (Mr. DeBonny) (8)

         10.09 Lease Agreement for Portland, Oregon Facility, dated May 21, 1997(7)

         10.10     Amended and Restated 1994 Stock Option Plan (8)

         10.11     FINOVA Forbearance Agreement (9)

         10.12 Separation Agreement and Mutual Release between the Company and Michael L. DeBonny, he Company's former Chief Executive Officer (10)

         10.13     Eight  Percent   Secured   Convertible   Subordinated   Note
                   Agreement ("Subordinated Note") between the Company and William E. Cook, the Company's Board Chairman (11)

         10.14 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for conversion of the Subordinated Note (11)

         10.15 Subordinated Security Agreement granting William E. Cook a security interest in all assets of the Company, subordinated to certain Senior lenders (11)

         Exhibit #                 Description
         ---------                 -----------

         10.16     Eight  Percent   Secured   Convertible   Subordinated   Note
                   Agreements ("Subordinated Notes") between the Company and Richard A Kreitzberg (12)

         10.17 Eight Percent Secured Convertible Subordinated Note Agreements ("Subordinated Notes") between the Company and Edward S. Smith, a member of the Company's board of directors (12)

         10.18 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for registration of shares issued upon conversion of the Subordinated Note (12)

         10.19 Subordinated Security Agreement granting Richard A. Kreitzberg and Edward S. Smith a security interest in all assets of the Company, subordinated to certain Senior lenders (12)

         19.20 Addendum to Subordinated Security Agreement, between the Company and William E. Cook (12)

         19.21 Addendum to Eight Percent Secured Convertible Subordinated Note, between the Company and William E. Cook (12)

         27.05     Financial Data Schedule--April 30, 1999


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

         (8) Previously filed as an Exhibit to the Company's Form 10-KSB filed for the fiscal year ended April 30, 1997.

         (9) Previously filed as an Exhibit to the Company's Form 10-KSB filed for the fiscal year ended April 30, 1998.

         (10) Previously filed as an Exhibit to the Company's Form 8-K on August 25, 1998.

         (11) Previously filed as an Exhibit to the Company's form 10-QSB on December 15, 1998.

         (12) Previously filed as an Exhibit to the Company's form 10-QSB on January 14, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OMNI Rail Products, Inc.
                                          (Registrant)



                                          By /s/ Robert E. Tuzik
                                          ----------------------
                                          (Signature and Title)
                                          Robert E. Tuzik
                                          President and Chief Operating Officer

                                          Date: August 12, 1999
                                          ---------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ M. Charles Van Rossen                   By: /s/ William E. Cook
-----------------------------                   -----------------------
(Signature and Title)                           (Signature and Title)
M. Charles Van Rossen                           William E. Cook,
Chief Financial Officer                         Chairman of the Board

Date August 12, 1999                            Date August 12, 1999
--------------------                            --------------------



By /s/ JOHN E. HART                             By: /s/ EDWARD S. SMITH
-------------------                             -----------------------
(Signature and Title)                           (Signature and Title)
John E. Hart, Director                          Edward S. Smith, Director

Date August 12, 1999                            Date August 12, 1999
--------------------                            --------------------