Form 10KSB/A
period 1999-04-30
OMNI RAIL PRODUCTS INC
filed 1999-08-20
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A


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

     The following table presents historic stock option activity under the plan:


                                   1999                1998                 1997
                            -------------------  -------------------  -------------------
                                       Weighted             Weighted             Weighted
                                       Average              Average              Average
                              Number   Exercise   Number    Exercise   Number    Exercise
                            of shares    Price   of shares   Price    of shares    Price
                            ---------    -----   ---------   -----    ---------    -----
Outstanding at
  beginning of year          711,835    $ 2.67    689,199   $ 2.66     302,123    $ 2.90

Granted                      206,668      0.42     13,636     3.00     412,096      2.49
Exercised                       --         --        --        --         --         --
Forfeited                   (588,763)    (2.33)      --        --      (16,020)    (2.07)
Expired                         --         --        --        --         --         --
                            --------    ------   --------   ------    --------    ------

Options outstanding
  at April 30                329,740      2.67    711,835     2.67     698,199      2.66
                            ========    ======   ========   ======    ========    ======

Exercisable at April 30      206,407      2.63    711,835     2.67     698,199      2.66
                            ========    ======   ========   ======    ========    ======


     The following table summarizes information about stock options outstanding at April 30, 1999:


                                 Outstanding                           Exercisable
               -----------------------------------------------  -------------------------
 Range of                    Weighted Average      Weighted                  Weighted
 exercise      Number of    remaining years of     average      Number of     average
   price        options      contractual life   exercise price   Options   exercise price
   -----        -------      ----------------   --------------   -------   --------------

$0.27 - 0.75    224,170            9.3             $  0.45       100,837      $  0.48
$2.16 - 2.70     58,794            5.9             $  2.38        58,794      $  2.38
$3.00 - 3.51     29,274            8.1             $  3.16        29,274      $  3.16
   $15.00        17,502            4.7             $ 15.00        17,502      $ 15.00
                -------                                          -------
                329,740                                          206,407
                =======                                          =======


     The Company adopted SFAS 123 in 1997, and pursuant to its provision elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. The pro forma effects on net earnings (loss) of applying SFAS No. 123 for fiscal year ended 1999 was an expense of approximately $37,000 and pro forma effect on basic and diluted earnings per share of $0.02. There is no effect on pro forma net loss from applying SFAS No. 123 to fiscal years ended 1998 and 1997. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The weighted average fair values of options at their grant date during 1999, 1998 and 1997, where the exercise price equaled the market price on the grant date, were $0.45, $0.41 and $0.41, respectively. The estimated fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 0.0%; expected volatility of 86%; risk-free interest rate of 6.35%; and expected life of 10 years.

     The Company reserved 1,000,000 shares of common stock for issuance under the plan. At April 30, 1999, there were 670,260 shares available for grant under the plan. At April 30, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options under the plan was $0.27 - $5.00 and 7 years, respectively.

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

                                   SIGNATURES

     In accordance with Rule 12b-15 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OMNI Rail Products, Inc.
                                          (Registrant)



                                          By /s/ Robert E. Tuzik
                                          ----------------------
                                          (Signature and Title)
                                          Robert E. Tuzik
                                          President and Chief Operating Officer

                                          Date: August 20, 1999
                                          ---------------------