Form 10QSB
period 1999-07-31
OMNI RAIL PRODUCTS INC
filed 1999-09-17
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


     (Mark One)

     X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

     For the quarterly period ended July 31, 1999

     __   Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ____________ to ____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,703,098 Common Shares at $.01 par value outstanding as of August 31, 1999

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                      INDEX


PART I. FINANCIAL

    Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheets.................1

            Unaudited Condensed Consolidated Statements of Operations.......2

            Unaudited Condensed Consolidated Statements of Cash Flows.......3

            Notes to Unaudited Condensed Consolidated Financial
            Statements......................................................4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................8


PART II. OTHER INFORMATION..................................................11

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

SIGNATURES..................................................................12

                     OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   July 31, 1999  April 30, 1999
                                                    (Unaudited)
                                                    -----------    -----------
Current Assets:
     Cash                                           $   385,571    $    36,280
     Accounts receivable, net                         1,526,199      1,478,337
     Inventories, net                                 1,610,518      1,330,663
     Prepaid expenses and deposits                       64,776         51,241
                                                    -----------    -----------
        Total current assets                          3,587,064      2,896,521

     Real estate held for sale                        1,400,000      1,400,000
     Property, plant and equipment, net               1,889,917      1,904,156
                                                    -----------    -----------

                                                    $ 6,876,981    $ 6,200,677
                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
     Accounts Payable                               $ 1,624,359    $ 1,480,166
     Accrued Liabilities                                827,253        879,995
     Notes Payable                                    1,923,166      1,693,135
     Current portion of long-term debt                1,335,749      1,373,412
                                                    -----------    -----------
                                                      5,710,527      5,426,708

Long-term debt, less current portion                  1,478,463      1,403,115

Stockholders' deficit:
     Common Stock                                        17,031         17,031
     Preferred stock                                       --            1,956
     Additional paid in capital                       2,371,836      2,369,880
     Accumulated deficit                             (2,700,876)    (3,018,013)
                                                    -----------    -----------
         Total stockholders' deficit                   (312,009)      (629,146)
                                                    -----------    -----------

                                                    $ 6,876,981    $ 6,200,677
                                                    ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Quarter          Quarter
                                                       Ended            Ended
                                                      July 31          July 31
                                                       1999             1998
                                                       ----             ----

Sales                                               $ 3,420,789     $ 3,642,238
Cost of sales                                         2,468,620       2,697,852
                                                    -----------     -----------
     Gross profit                                       952,169         944,386

Selling expenses                                        222,785         319,698
Administrative expenses                                 311,620         291,630
Engineering                                              14,370          35,350
Restructuring charges                                      --           (25,000)
                                                    -----------     -----------
                                                        548,775         621,678

     Earnings from operations                           403,394         322,708

Other income (expense):
     Interest expense                                  (117,973)       (161,853)
     Miscellaneous income                                31,716          59,323
                                                    -----------     -----------
         Total other expense                            (86,257)       (102,530)

         Earnings before income taxes                   317,137         220,178

Income taxes                                               --              --
                                                    -----------     -----------

     Net earnings                                   $   317,137     $   220,178
                                                    ===========     ===========

Basic earnings per share                            $      0.19     $      0.12
                                                    ===========     ===========

Diluted earnings per share                          $      0.10     $      0.12
                                                    ===========     ===========

Weighted average common shares outstanding            1,703,098       1,831,681
                                                    ===========     ===========

Weighted average diluted shares outstanding           3,243,990       1,831,681
                                                    ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                          Quarter      Quarter
                                                           Ended        Ended
                                                          July 31      July 31
                                                            1999         1998
                                                            ----         ----
Cash Flows from Operating Activities
Net Earnings                                             $ 317,137    $ 220,178
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation                                           44,898       39,849
     Change in assets and liabilities:
         Accounts receivable                               (47,862)     179,072
         Inventories                                      (279,855)     343,353
         Prepaid expenses and deposits                     (13,535)    (172,897)
         Accounts payable                                  144,193     (120,213)
         Accrued liabilities                               (52,742)    (289,710)
                                                         ---------    ---------

     Net cash provided by operating activities             112,234      199,632
                                                         ---------    ---------

Cash Flow from Investing Activities
Proceeds from sale of plant, property & equipment             --        101,276
Purchase of plant, property & equipment                    (30,659)        (950)
                                                         ---------    ---------

     Net cash provided (used) in investing activities      (30,659)     100,326

Cash Flows from Financing Activities
Common stock redemption                                       --        (18,752)
Net borrowings (payments) on notes payable                 230,031     (531,251)
Net borrowings on long term debt                            37,685         --
                                                         ---------    ---------

     Net cash provided (used) by financing activities      267,716     (550,003)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents       349,291     (250,045)

Cash and cash equivalents at beginning of period            36,280      393,877
                                                         ---------    ---------

Cash and Cash equivalents at end of period               $ 385,571    $ 143,832
                                                         =========    =========


See accompanying notes to unaudited condensed consolidated financial statements.

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the accompanying unaudited condensed consolidated financial statements of OMNI Rail Products, Inc. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the condensed consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. Results for the period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1999, included in the Company's Form 10-KSB.


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

     OMNI, an Oregon corporation, was formed in 1994 to acquire the premium railroad grade crossing business, subject to certain limited liabilities, from Reidel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company, and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc. At the time of the merger, the OMNI executive officers became the executive officers of the Company and the subsidiary and all but one of the OMNI directors became directors of the Company and its subsidiary.

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

(3)  COMPANY RESTRUCTURING

     During Fiscal 1998,  the Company began a  restructuring  plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stems from changes in industry demand away from recycled rubber and more toward virgin rubber and concrete crossings. The Company ceased production of recycled rubber during fiscal 1998 at its Portland, Oregon, and Lancaster, Pennsylvania, plants and liquidated its recycled rubber manufacturing equipment and real estate at both locations during fiscal 1999. Some equipment, primarily concrete forms, was transferred to the Company's remaining facilities. At the same time the Company extended agreements with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings, and with an extruder of virgin rubber products to make various rail product materials of virgin rubber.

     The Company, in conjunction with its restructuring, wrote down assets to be liquidated, wrote-off excess and obsolete recycled rubber inventory and accrued expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and were fully paid out during fiscal year 1999.

(4)  DEBT

     On August 12, 1999, the Company entered into Amendment No. 11 to Loan and Security Agreement ("Amendment") with its Senior lender Finova Capital Corporation, ("Finova") that extends the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company has a reduced line of credit facility ($1.8 million total availability, previously $3.5 million) with interest at 1-1/2 % over prime (previously 2-1/4% over prime). The Amendment also reinstates certain financial covenants that were previously excused under the Forbearance Agreement that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment an unused line fee equal to1/4% of the unused line replaces the previous $12,500 annual fixed revolver fee.

     The Amendment also extends and increases the term note borrowings to $608,000 with interest at 2.25% over prime and monthly payments based on a five-year term. The new term note replaces the existing capital expenditure note and provides for an additional $371,000 of term borrowings for the Company's use in making capital expenditures. The Amendment also permits the Company to borrow up to an additional $500,000 from other sources.


(5)  BASIC AND DILUTED NET EARNINGS PER COMMOM SHARE

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

     The following table reconciles basic earnings per common share (EPS) to diluted EPS for the first quarter ended July 31, 1999:

                                                    Weighted Average  Per share
                                            Income       Shares         amount
                                            ------       ------         ------

     Income available to common
     Shareholders                         $  317,137    1,703,098      $ 0.19
     Effect of dilutive securities:
        Stock options                                     116,668       (0.01)
        Convertible notes                      5,503    1,424,224       (0.08)
                                          ----------   ----------      ------

     Diluted EPS                          $  322,640    3,243,990      $ 0.10
                                          ==========   ==========      ======

     The calculation of diluted earnings per share for the quarter ended July 31, 1998 excludes any potentially dilutive shares as such shares would have an antidilutive affect.

(6)  CONVERTIBLE PREFERRED STOCK SERIES B

     The Company had authorized 1,000,000 shares of Series B convertible preferred stock, of which 195,619 were issued and outstanding at April 30, 1999. The Series B preferred stock was convertible into a like number of common shares had the Company reported gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ended April 30, 1998 or 1999. The Company neither reported gross annual revenues of $20 million, nor annual pre-tax earnings of $1.5 million during either of such fiscal years. Accordingly, the Company cancelled the series B preferred stock effective as of the date of the issuance of its April 30, 1999 audited consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations Background
       -------------------------------------------------------------------------

     As mentioned in the notes to the unaudited condensed consolidated financial statements, the Company, on April 30, 1997, completed an agreement and plan of merger with OMNI International Rail Products, Inc. (OMNI). For financial reporting purposes, the transaction is considered a reverse acquisition and has been accounted for under the purchase method of accounting. Thus, the operating results presented and discussed herein reflect only the activity of OMNI.

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended July 31, 1999 and 1998 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Quarter ended July 31, 1999 compared with the Quarter ended July 31, 1998

                                     As of and for the Quarters Ended
                                                  July 31
                                     --------------------------------

                                            1999           1998
                                            ----           ----
        Revenue                           3,420,789      3,642,238
        - As a percent of revenue:
             Gross Profit                   27.8%          25.9%
             Earnings from Operations       11.8%           8.9%
             Net earnings                    9.3%           6.0%
        Basic earnings per share         $   0.19       $   0.12
        Diluted earnings per share       $   0.10       $   0.12


REVENUE

The Company derives its revenue from the sale of premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the quarter ended July 31, 1999, decreased from the same quarter last year by $221,449 or a decrease of 6%. Total concrete crossing sales were down 47% over the same period last year, and virgin rubber crossing sales were up 100%.

Approximately $100,000 of fiscal 1999 sales included the Company's discontinued recycled rubber products. Sales of recycled rubber products were eliminated by the end of the first quarter of fiscal 1999. The change in product sales mix is the result of buying trends of the Company's major customers. Because the Company's largest customers have different product preferences, the wide swings in their individual annual buying patterns have a significant impact on the Company's product sales mix.

By the end of the first quarter in fiscal 1999 (ended July 31, 1998) the Company had liquidated all of its recycled rubber product line and closed two recycled rubber operations. Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider of virgin rubber product. The Company's year to date orders booked through July 1999, was about 31% greater than the same period last year and total backorder level at the end of July were 36% greater than last year. The increase in bookings and higher back order level reflect an increasing demand for the Company's virgin rubber products and the declining demand for concrete products beginning in the same period last year.

COST OF SALES

Cost of sales decreased from $2,697,852 in the quarter ended July 31, 1998, to $2,468,620 in the quarter ended July 31, 1999, or a decrease of 8.5%. The greatest part of this decrease is directly related to lower sales. At the same time part of the decrease, and corresponding improvement in gross margin, are due to greater higher margin virgin rubber sales and fewer lower margin concrete sales.

SELLING EXPENSES

Selling expenses for the quarter ended July 31, 1999, were $222,785 compared to $319,698 for the quarter ended July 31, 1998. Lower selling expenses are mainly due to a more than $100,000 decline in salaries and sales commissions, due to both lower sales and a reduced sales commission rate. At the same time, advertising, marketing and promotional expenses increased by $15,729 for costs incurred to promote the Company's virgin rubber and concrete products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended July 31, 1999, increased to $311,620 representing a $19,990 or 7% increase over the same quarter last year. In the first quarter of fiscal 1999, general and administrative salaries were dramatically reduced when the Company's then Chief Executive Officer and Vice President of Operations were terminated and the
Company's Chief Financial Officer resigned. The Company's interim Chief Financial Officer was paid as a consultant until August of 1998 when he accepted a full time officer position with the Company. In October 1998, the Company's Vice President of sales and marketing was promoted to the Company's President and Chief Operating Officer. Salaries are up due to the addition of these two officer positions. At the same time, several other expenses are down from last fiscal year including travel and entertainment, bank financing fees and insurance costs. This decline was partially offset by $22,070 in unforeseen environmental expenses incurred as part of the Company's withdrawal from the recycled rubber business and final departure from its Portland Oregon facility.

ENGINEERING

One of the Company's engineers was laid off after the first quarter of fiscal 1999. Lower Engineering costs reflect this termination.

INTEREST EXPENSE

Interest expense for the quarter ended July 31, 1999, was $117,973 as compared to $161,853 for the quarter ended July 31, 1998. The decrease reflects the Company's substantial reduction of its term debt and lower borrowing on the Company's revolving line of credit (a nearly $1.2 million reduction in the average debt outstanding between fiscal first quarter 2000 versus 1999). The average interest rate for the period increased by1/4% due to the increase in the prime interest rate.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had a cash balance of $385,571. The Company's operating activities generated cash of $112,234 during the first quarter.

The net working capital deficit at July 31, 1999, amounted to $2,123,463. The Company's current debt maturities and other short-term commitments exceed the Company's liquid assets available to pay such obligations. The Company's largest mortgage is due in December 1999. The Company is actively trying to sell the property that secures this mortgage.

On August 12, 1999, the Company entered into Amendment NO. 11 to Loan and Security Agreement ("Amendment") with its senior lender Finova Capital Corporation, ("Finova") that extends the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company has a reduced line of credit facility ($1.8 million total availability, previously $3.5 million) with interest at 1-1/2 % over prime (previously 2-1/4% over prime). The Amendment also reinstates certain financial covenants that were previously excused under the Forbearance Agreement that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment the previous $12,500 annual fixed revolver fee is eliminated and an unused line fee equal to 1/4% of the unused line is put in its place.

The Amendment also extends and increases the term note borrowings to $608,000 with interest at 2.25% over prime and monthly payments based on a five-year term. The new term note replaces the existing capital expenditure note and provides for an additional $371,000 of term borrowings for the Company's use in making capital expenditures. The Amendment also permits the Company to borrow up to an additional $500,000 from other sources. Finova's debt facility and the opportunity for additional financing will permit the Company to expand its operating capacity to meet future needs.

The Company's capital expenditures for the quarter were $30,659.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 2000. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due in fiscal 1999. There can be no assurance the Company will be able to complete the sale of real estate noted above prior to the mortgage maturity date, nor can there be any assurance that the Company will generate sufficient funds from its operations to satisfy the working capital deficit.

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

     Not applicable

Item 5. Other Information
-------------------------

     Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          10.22 Filed herein, Amendment No. 11 to Loan and Security Agreement between the Company and Finova Capital Corporation, including exhibits
          10.23 Filed herein, Term Loan A Promissory Note between the Company and Finova Capital Corporation.

          27        Financial Data Schedule July 31, 1999.

     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OMNI Rail Products, Inc.
------------------------

Registrant


September 17, 1999                         /s/ Robert E. Tuzik
------------------                         -------------------
Date                                       Robert E. Tuzik
                                           President and Chief Operating Officer


September 17, 1999                         /s/ M. Charles Van Rossen
------------------                         -------------------------
Date                                       M. Charles Van Rossen
                                           Chief Financial Officer