Form 10QSB
period 1999-10-31
OMNI RAIL PRODUCTS INC
filed 1999-12-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


         (Mark One)

     X    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
     __   act of 1934


     For the quarterly period ended October 31, 1999

     __   Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ___________ to ___________

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____  No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,703,098 Common Shares at $.01 par value outstanding as of November 30, 1999

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                      INDEX


PART I.  FINANCIAL

    Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets......................1

         Unaudited Condensed Consolidated Statements of Operations............2

         Unaudited Condensed Consolidated Statements of Cash Flows............3

         Notes to Unaudited Condensed Consolidated Financial
         Statements...........................................................4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................8


PART II. OTHER INFORMATION...................................................13

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

SIGNATURES...................................................................14

                     OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                     October 31,     April 30,
                                                        1999            1999
                                                     (Unaudited)
                                                     -----------    -----------
Current Assets:
     Cash                                            $    62,588    $    36,280
     Accounts receivable, net                          2,073,367      1,478,337
     Inventories, net                                  1,461,535      1,330,663
     Prepaid expenses and deposits                        81,103         51,241
                                                     -----------    -----------
        Total current assets                           3,678,593      2,896,521

     Real estate held for sale                         1,400,000      1,400,000
     Property, plant and equipment, net                1,964,151      1,904,156
                                                     -----------    -----------

                                                     $ 7,042,744    $ 6,200,677
                                                     ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
     Accounts Payable                                $ 1,708,890    $ 1,480,166
     Accrued Liabilities                                 794,669        879,995
     Notes Payable                                     1,578,199      1,693,135
     Current portion of long-term debt                 1,297,121      1,373,412
                                                     -----------    -----------
                                                       5,378,879      5,426,708

Long-term debt, less current portion                   1,474,163      1,403,115

Stockholders' equity (deficit):
     Common Stock                                         17,031         17,031
     Preferred stock                                        --            1,956
     Additional paid in capital                        2,371,836      2,369,880
     Accumulated deficit                              (2,199,165)    (3,018,013)
                                                     -----------    -----------
        Total stockholders' equity (deficit)             189,702       (629,146)
                                                     -----------    -----------

                                                     $ 7,042,744    $ 6,200,677
                                                     ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.



                             OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended             Six Months Ended
                                              October 31,                   October 31,
                                         1999            1998           1999           1998
                                      -----------    -----------    -----------    -----------

Sales                                 $ 3,973,828    $ 3,182,869    $ 7,394,617    $ 6,825,107
Cost of sales                           2,770,540      2,315,735      5,239,160      5,013,587
                                      -----------    -----------    -----------    -----------
   Gross profit                         1,203,288        867,134      2,155,457      1,811,520

Selling expenses                          265,534        212,474        488,319        532,172
Administrative expenses                   328,415        283,520        640,035        575,150
Engineering                                14,859         37,827         29,229         73,177
Restructuring charges                        --             --             --          (25,000)
                                      -----------    -----------    -----------    -----------
                                          608,808        533,821      1,157,583      1,155,499

   Earnings from operations               594,480        333,313        997,874        656,021

Other income (expense):
   Interest expense                      (117,045)      (148,524)      (235,018)      (310,377)
   Miscellaneous income                    24,276         52,523         55,992        111,846
                                      -----------    -----------    -----------    -----------
       Total other expense                (92,769)       (96,001)      (179,026)      (198,531)

       Earnings before income taxes       501,711        237,312        818,848        457,490

Income taxes                                 --             --             --             --
                                      -----------    -----------    -----------    -----------


     Net earnings                     $   501,711    $   237,312    $   818,848    $   457,490
                                      ===========    ===========    ===========    ===========

Basic earnings per share              $      0.29    $      0.14    $      0.48    $      0.26
                                      ===========    ===========    ===========    ===========

Diluted earnings per share            $      0.16    $      0.14    $      0.26    $      0.26
                                      ===========    ===========    ===========    ===========

Weighted average common
     shares outstanding                 1,703,098      1,703,098      1,703,098      1,767,414

Weighted average diluted
shares outstanding                      3,209,342      1,703,098      3,209,342      1,767,414



       See accompanying notes to unaudited condensed consolidated financial statements.

                                              2


                       OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Six Months     Six Months
                                                           Ended          Ended
                                                        October 31     October 31
                                                           1999           1998
                                                        -----------    -----------
Cash Flows from Operating Activities
Net Earnings                                            $   818,848    $   457,490
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation                                            96,779         79,105
     Change in assets and liabilities:
         Accounts receivable                               (595,030)       662,771
         Inventories                                       (130,872)       553,055
         Prepaid expenses and deposits                      (29,862)      (151,105)
         Accounts payable                                   228,724        (74,839)
         Accrued liabilities                                (85,326)      (586,541)
                                                        -----------    -----------

     Net cash provided by operating activities              303,261        939,936
                                                        -----------    -----------

Cash Flow from Investing Activities
Proceeds from sale of plant, property & equipment              --          226,672
Purchase of plant, property & equipment                    (156,774)        (4,581)
                                                        -----------    -----------

     Net cash provided (used) in investing activities      (156,774)       222,091

Cash Flows from Financing Activities
Common stock redemption                                        --          (18,752)
Net payments on notes payable                              (114,936)    (1,411,387)
Net borrowings on long term debt                             (5,243)          --
                                                        -----------    -----------

     Net cash used in financing activities                 (120,179)    (1,430,139)
                                                        -----------    -----------

Increase (decrease) in cash                                  26,308       (268,112)

Cash at beginning of period                                  36,280        393,877
                                                        -----------    -----------

Cash at end of period                                   $    62,588    $   125,765
                                                        ===========    ===========



 See accompanying notes to unaudited condensed consolidated financial statements.

                                        3

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     OMNI Rail  Products,  Inc. (the  "Company")  has prepared the  accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. Results for the period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1999, included in the Company's Form 10-KSB.


(2)  DESCRIPTION  OF  THE  COMPANY,   BASIS  OF  PRESENTATION   AND  SUMMARY  OF
     SIGNIFICANT ACCOUNTING POLICIES.

     OMNI Products, Inc. ("OMNI"), the Company's wholly owned subsidiary, is a supplier of premium virgin rubber and concrete/rubber highway-rail grade crossing surfaces. OMNI supplies crossing surfaces to all major North American railroads, numerous short line and regional railroads, independent railway contractors, transit systems, ports, intermodal yards, manufacturing facilities with rail access, and municipalities.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

     Bank overdrafts of $207,949 and $357,702 are included in accounts payable as of October 31, 1999 and April 30, 1999, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the Company's revolving credit facility (see Note 5). The revolving credit facility and other senior debt activity is reported on a net basis in the Consolidated Statements of Cash Flows.

     The  Company   recognizes   revenue  as  products  are   shipped.   Certain
     reclassifications have been made to the fiscal 1999 income statement in order to conform with the fiscal 2000 presentation format.

     The Company conducts its business within one industry segment, the production and sale or premium railroad crossing materials. For fiscal 1999 and 2000, the Company's operations had no components of other Comprehensive income.


(3)  COMPANY RESTRUCTURING

     During Fiscal 1998,  the Company began a  restructuring  plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stemed from changes in industry demand away from recycled rubber and more toward virgin rubber and concrete crossings. The Company ceased production of recycled rubber during fiscal 1998 at its Portland, Oregon, and Lancaster, Pennsylvania, plants and liquidated its recycled rubber manufacturing equipment and real estate at both locations during fiscal 1999. Some equipment, primarily concrete forms, was transferred to the Company's remaining facilities. At the same time the Company extended agreements with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings, and with an extruder of virgin rubber products to make various rail product materials of virgin rubber. The Company has completed its efforts in re-engineering the Company and is now implementing plans to expand production and improve service while ensuring continued quality production.

     The Company, in conjunction with its restructuring, wrote down assets to be liquidated, wrote-off excess and obsolete recycled rubber inventory and accrued expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and were fully paid out during fiscal year 1999.


(4)  INVENTORIES

     Inventories consist of the following at October 31, and April 30, 1999:

                                            October 31    April 30
                                            ----------   ----------

             Raw materials                  $  180,832   $  175,692
             Finished goods                  1,305,703    1,179,971
                                            ----------   ----------

                                             1,486,535    1,355,663

             Less allowance for excess or
                obsolete inventory              25,000       25,000
                                            ----------   ----------

                      Inventories, net      $1,461,535   $1,330,663
                                            ==========   ==========

(5)  DEBT

     On August 12, 1999, the Company entered into Amendment No. 11 to Loan and Security Agreement ("Amendment") with its Senior lender Finova Capital Corporation, ("Finova") that extended the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company reduced its line of credit facility to $1.8 million of total borrowing availability (previously $3.5 million), and its interest rate to 1-1/2 % over prime (previously 2-1/4% over prime). The Amendment also reinstates certain financial covenants that were previously excused under the Forbearance Agreement that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment an unused line fee equal to1/4% of the unused line replaces the previous $12,500 annual fixed revolver fee.

     The Amendment also extended and increased the term note borrowings to $608,000 with interest at 2-1/4% over prime and monthly payments based on a five-year term. The new term note replaced the previous Capital Expenditure note balance and provided an additional $371,000 of term borrowings for the Company's use in making capital expenditures. The Amendment also permits the Company to borrow up to an additional $500,000 from other sources.


(6)  BASIC AND DILUTED NET EARNINGS PER COMMOM SHARE

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

     The following table reconciles basic earnings per common share (EPS) to diluted EPS for the three and six months ended October 31, 1999:

                                                                  Weighted     3 months     6 months
                                       3 months     6 months       Average     Per share    Per share
                                       earnings     earnings       Shares       amount       amount
                                       --------     --------       ------       ------       ------
     Earnings available to common
     Shareholders                     $  501,711   $  818,848     1,703,098    $   0.29    $   0.48
     Effect of dilutive securities:
        Stock options                                                82,020       (0.01)      (0.02)
        Convertible notes                  5,503       11,006     1,424,224       (0.12)      (0.20)
                                      ----------   ----------    ----------    --------    --------

     Diluted EPS                      $  507,214   $  829,854     3,209,342    $   0.16    $   0.26
                                      ==========   ==========    ==========    ========    ========


                                       6

     The calculation of diluted earnings per share for the three and six months ended October 31, 1998 excludes any potentially dilutive shares as such shares would have an antidilutive affect.


(7)  CONVERTIBLE PREFERRED STOCK SERIES B

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations
     ---------------------

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of OMNI Rail Products, Inc. and its operating subsidiary (the "Company"). The following Selected Financial Data for the periods ended October 31, 1999 and 1998 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Quarter and six months ended October 31, 1999 compared with the Quarter and six months ended October 31, 1998

                                       Quarters Ended         Six Months Ended
                                         October 31              October 31
                                    ---------------------  ---------------------

                                       1999        1998      1999         1998
                                    ---------   ---------  ---------   ---------
     Revenue                        3,973,828   3,182,869  7,394,617   6,825,107
     - As a percent of revenue:
          Gross Profit                30.3%       27.2%      29.2%       26.5%
          Earnings from Operations    15.0%       10.5%      13.5%        9.6%
          Net earnings                12.6%        7.5%      11.1%        6.7%
     Basic earnings per share         $0.29       $0.14      $0.48       $0.26
     Diluted earnings per share       $0.16       $0.14      $0.26       $0.26


REVENUE

The Company derives its revenue from the sale of premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the first six months of fiscal 2000, ended October 31, 1999, increased over the same period last year by $569,510 or an increase of 8%. Total concrete crossing sales for the period were down 29% over the same period last year, while virgin rubber crossing sales were up 74%. The change in product sales mix is in part due to the buying trends of the Company's major customers. Because the Company's largest customers have different product preferences, the wide swings in their individual annual buying patterns have a significant impact on the Company's product sales mix.

Revenues for the second quarter were up $790,959 over the same quarter last year, or nearly a 25% increase. Rubber sales for the quarter were up 55% over the same quarter last year, while concrete sales were down by 3%. The increase in revenues for the quarter was mainly due to the Company having inventoried product available for sale. Finished goods inventories were $640,591 higher at October 31, 1999 versus the same month end period last year. The Company has worked toward building inventory levels to meet the inconsistent demand presented by the railroads. Much of the increase in inventory levels is due to anticipated demand for the Company's products in the next calendar year. Also, the Company's order backlog is higher this year compared to last year. The Company has expanded its customer base, increasing the number of contractors and smaller railroads while continuing its business with the larger railroads. As a result of improved customer diversity, the Company has seen increased overall demand and more consistency in its order flow.

By the end of the first quarter in fiscal 1999 (ended July 31, 1998) the Company had liquidated all of its recycled rubber product line and closed two recycled rubber operations. Approximately $100,000 of fiscal 1999 sales included the Company's discontinued recycled rubber products. Sales of recycled rubber products were eliminated by the end of the first quarter of fiscal 1999.

Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider. Concrete crossing materials are produced at the Company's Ennis, Texas facility as well as by a third party provider.


COST OF SALES

Cost of sales increased by $225,573 in the six months ended October 31, 1999, as compared to the same period last year, or an increase of 4%. The increase is directly related to higher sales. At the same time, the percentage increase in cost of sales was half the corresponding increase in revenues due to improvement in the Company's gross margin. Much of the improvement in gross margin is due to change in product mix with greater sales of higher margin virgin rubber products and fewer sales of lower margin concrete products.

Cost of sales for the second quarter increased by $454,805 as compared to the same quarter last year, or a 20% increase. As with the six months ended October 31, 1999, the increase in cost of sales for the quarter is due to the increase in revenues albeit at a lesser rate due to improvement in the Company's gross margin. An increase in higher margin virgin rubber sales helped improve the gross margin for the period. The Company is also beginning to realize improved operating results from sales of its redesigned concrete and embedded virgin rubber crossing material ("ECR"). The Company began selling the new ECR product in May of the current fiscal year and has now completely converted from its former design to the new product.


SELLING EXPENSES

Selling expenses for the six months ended October 31, 1999, were $488,319 compared to $532,172 for the same period last year. The $43,853 decline, or 8%, is mainly due to an approximate $80,000 decline in salaries and sales commissions, resulting from a reduced sales commission rate and marketing structure. At the same time, the Company incurred approximately $40,000 more in advertising, marketing, promotional and travel and entertainment expenses that have resulted in higher sales.

Selling expense for the second quarter ended was up $53,060 or 25%. Sales commissions for the quarter were up $40,585 or 26% mainly due to the increased sales. Other promotional, marketing and travel and entertainment costs are also up for the quarter due to increased marketing efforts by the Company.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended October 31, 1999, were $640,035 representing a $64,885 or an 11% increase over the same six month period last year. In the first quarter of fiscal 1999, general and administrative salaries were dramatically reduced when the Company's then Chief Executive Officer and Vice President of Operations were terminated and the
Company's Chief Financial Officer resigned. The Company's interim Chief Financial Officer was paid as a consultant until August of 1998 when he accepted a full time position with the Company. In October 1998, the Company's Vice President of Sales and Marketing was promoted President and Chief Operating Officer. Salaries are up due to the addition of these two officer positions. At the same time, several other expense areas are down compared to last fiscal year including professional and consulting fees, bank financing fees and insurance costs. This decline was partially offset by $22,070 in a onetime, unforeseen environmental expense incurred as part of the Company's withdrawal from the recycled rubber business and final departure from its Portland, Oregon, facility.

General and administrative expenses for the second quarter ended October 31, 1999 were up $44,895 or 16% compared to the same quarter last year. As with the six-month period, increases came in the areas of salaries and human resource related costs while declines occurred in consulting fees, payroll servicing costs and financial fees and licenses.


ENGINEERING

One of the Company's engineers was laid off in December 1998. As a result, Engineering costs for both the six months and second quarter ended October 31, 1999 are lower due to this termination. Costs for the Quarter are also lower as outside consultants used last year for the Company's M-1003 certification efforts were eliminated.


INTEREST EXPENSE

Interest expense for the six months ended October 31, 1999, was $235,018 as compared to $310,377 for the same period ended October 31, 1998, a 24% reduction. The decrease reflects the Company's substantial reduction of its term debt and lower borrowing on the Company's revolving line of credit (a nearly $1.2 million reduction in the average debt outstanding between fiscal year 2000 versus fiscal year 1999). The Company's line of credit and term debt borrowing rates were lowered with Amendment No. 11 to the Finova financing agreement, but at the same time, interest rates for the period increased by 1/4% due to the increase in the prime lending rate. Interest expense for the quarter was down $31,479 or 21%. Borrowing against the line of credit increased near the end of the quarter to finance the Company's working capital requirements. Both accounts receivable and inventory are up compared to fiscal year ended April 30, 1999 and last years second quarter ended October 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had a cash balance of $62,588. The Company's operating activities generated cash of $304,709 during the first six months of fiscal 2000.

The net working capital deficit at October 31, 1999, amounted to $1,700,286. Although an improvement over the first quarter of fiscal 2000 and the fiscal year ended April 30, 1999, the Company's current debt maturities and other short-term commitments still exceed the Company's liquid assets available to pay such obligations. The Company's largest mortgage is due in December 1999. The Company is actively trying to sell the property that secures this mortgage.

On August 12, 1999, the Company entered into Amendment No. 11 to Loan and Security Agreement ("Amendment") with its senior lender Finova Capital Corporation, ("Finova") that extended the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company has a reduced line of credit facility ($1.8 million total availability, previously $3.5 million) with interest at 1-1/2 % over prime (previously 2-1/4% over prime). The Amendment also reinstated certain financial covenants that were previously excused under the Forbearance Agreement that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment the previous $12,500 annual fixed revolver fee is eliminated and an unused line fee equal to 1/4% of the unused line is put in its place.

The Amendment also extends and increases the term note borrowing availability to $608,000 with interest at 2-1/4% over prime and monthly payments based on a five-year term. The new term note replaced the capital expenditure note balance and provides an additional $371,000 of term borrowings for the Company's use in making capital expenditures. The Amendment also permits the Company to borrow up to an additional $500,000 from other sources. Finova's debt facility and the opportunity for additional financing will permit the Company to expand its operating capacity to meet future needs.

The Company's capital expenditures for the six months ended October 31, 1999 were $156,774. Most of the expenditures were for costs to change existing concrete forms and produce new rubber molds.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company likely will need replacement debt or equity financing after the end of the Finova agreement on August 31, 2000. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due in fiscal 2000. There can be no assurance the Company will be able to complete the sale of real estate noted above prior to the mortgage maturity date, nor can there be any assurance that the Company will generate sufficient funds from its operations to satisfy the working capital deficit.

Year 2000 Compliance

The information presented below related to Year 2000 (Y2K) compliance contains forward looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from those discussed below and elsewhere in this Form 10-QSB regarding Year 2000 compliance.

Year 2000

The Y2K issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example the clock circuit in certain computer hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

State of Readiness & Contingency Plans.

As discussed in the Company's annual report filed with the Commission on form 10-KSB, the Company has taken steps to ensure its electronic automated systems have been reviewed, and where applicable, have been updated and made Y2K compliant. The Company has incurred less than $5,000 since the fiscal year end to complete its final Y2K readiness procedures.

The Company's most significant area of risk is with its vendors that may not be prepared for Y2K issues. The Company's business operations rely upon third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a significant financial risk to the Company and could cause interruptions to the Company's operations. The Company has taken and will take steps prior to year end to ensure any potential risks or interruptions are kept to a minimum.


The Company's stock is traded on the OTC Electronic Bulletin Board under the ticker symbol ORXR.

OTHER INFORMATION - PART II

Item 1. Legal Proceedings
-------------------------

     Not applicable.


Item 2. Changes in Securities
-----------------------------

     Not applicable.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual meeting of the Company's shareholders was held on November 4, 1999. The following three directors were elected at the meeting (all were directors prior to the meeting):

                      William E. Cook
                      Edward S. Smith
                      John E. Hart

     Total shares voted were 1,302,991, with 1,295,363 shares voting for Messers Cook and Smith, 7,628 shares withheld, and 1,290,139 shares voting for Mr. Hart, 12,852 shares withheld. Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified.


Item 5. Other Information
-------------------------

     Not applicable.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          27   Financial Data Schedule October 31, 1999.


     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OMNI Rail Products, Inc.
------------------------

Registrant


December 15, 1999                          /s/ Robert E. Tuzik
-----------------                          -------------------
Date                                       Robert E. Tuzik
                                           President and Chief Operating Officer


December 15, 1999                           /s/ M. Charles Van Rossen
-----------------                           -------------------------
Date                                        M. Charles Van Rossen
                                            Chief Financial Officer