Form 10QSB
period 2000-01-31
OMNI RAIL PRODUCTS INC
filed 2000-03-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


     (Mark One)

     X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

     For the quarterly period ended January 31, 2000

     __   Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ___________ to ___________

     Commission file number Securities Act Registration No. 33-75276

                            OMNI Rail Products, Inc.
--------------------------------------------------------------------------------
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

                                  (503)230-8034
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,703,098 Common Shares at $.01 par value outstanding as of February 29, 2000

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                      INDEX


PART I.  FINANCIAL

   Item 1.  Financial Statements

            Unaudited Condensed Consolidated Balance Sheets....................1

            Unaudited Condensed Consolidated Statements of Operations..........2

            Unaudited Condensed Consolidated Statements of Cash Flows..........3

            Notes to Unaudited Condensed Consolidated Financial
            Statements.........................................................4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................8


PART II. OTHER INFORMATION....................................................13

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

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES....................................................................14


                       OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                       ------

                                                    January 31, 2000   April 30, 1999
                                                      (Unaudited)
                                                      -----------        -----------
Current Assets:
     Cash                                             $    79,470        $    36,280
     Accounts receivable, net                             923,868          1,478,337
     Inventories, net                                   1,720,088          1,330,663
     Prepaid expenses and deposits                        104,896             51,241
                                                      -----------        -----------
        Total current assets                            2,828,322          2,896,521

     Real estate held for sale                          1,400,000          1,400,000
     Property, plant and equipment, net                 1,948,965          1,904,156
                                                      -----------        -----------

                                                      $ 6,177,287        $ 6,200,677
                                                      ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

Current Liabilities:
     Accounts payable                                 $ 1,183,831        $ 1,480,166
     Accrued liabilities                                  809,648            879,995
     Notes payable                                      1,079,235          1,693,135
     Current portion of long-term debt                  1,256,022          1,373,412
                                                      -----------        -----------
                                                        4,328,736          5,426,708

Long-term debt, less current portion                    1,469,761          1,403,115

Stockholders' equity (deficit):
     Common stock                                          17,031             17,031
     Preferred stock                                         --                1,956
     Additional paid in capital                         2,371,836          2,369,880
     Accumulated deficit                               (2,010,077)        (3,018,013)
                                                      -----------        -----------
        Total stockholders' equity (deficit)              378,790           (629,146)
                                                      -----------        -----------

                                                      $ 6,177,287        $ 6,200,677
                                                      ===========        ===========


  See accompanying notes to unaudited condensed consolidated financial statements.

                                         1

                               OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended              Nine Months Ended
                                               January 31,                     January 31,
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------

Sales                                 $  2,686,629    $  2,276,761    $ 10,081,246    $  9,101,868
Cost of sales                            1,880,734       1,706,252       7,119,894       6,719,839
                                      ------------    ------------    ------------    ------------
   Gross profit                            805,895         570,509       2,961,352       2,382,029

Selling expenses                           233,399         197,341         721,718         729,513
General & administrative expenses          275,310         229,108         915,345         804,258
Engineering                                 16,956          25,907          46,185          99,084
Restructuring charges                         --          (105,436)           --          (130,436)
                                      ------------    ------------    ------------    ------------
                                           525,665         346,920       1,683,248       1,502,419

   Earnings from operations                280,230         223,589       1,278,104         879,610

Other income (expense):
   Interest expense                       (112,842)       (119,531)       (347,860)       (429,908)
   Gain on asset disposal                     --           157,899            --           168,750
   Miscellaneous income                     21,701          55,847          77,693         156,842
                                      ------------    ------------    ------------    ------------
       Total other income (expense)        (91,141)         94,215        (270,167)       (104,316)

     Earnings before income taxes          189,089         317,804       1,007,937         775,294

Income taxes                                  --              --              --              --
                                      ------------    ------------    ------------    ------------


     Net earnings                     $    189,089    $    317,804    $  1,007,937    $    775,294
                                      ============    ============    ============    ============

Basic earnings per share              $       0.11    $       0.19    $       0.59    $       0.44
                                      ============    ============    ============    ============

Diluted earnings per share            $       0.06    $       0.15    $       0.32    $       0.41
                                      ============    ============    ============    ============

Weighted average common
     shares outstanding                  1,703,098       1,703,098       1,703,098       1,745,974

Weighted average diluted
     shares outstanding                  3,209,342       2,185,848       3,209,342       1,906,891


         See accompanying notes to unaudited condensed consolidated financial statements.

                                                2

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                January 31,
                                                            2000           1999
                                                        -----------    -----------
Cash Flows from Operating Activities
Net earnings                                            $ 1,007,937    $   775,294
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation                                           152,384        120,542
     Gain on asset disposal                                    --         (156,842)
     Change in assets and liabilities:
         Accounts receivable                                554,469        980,152
         Inventories                                       (389,425)       295,967
         Prepaid expenses and deposits                      (53,655)       (31,507)
         Accounts payable                                  (296,335)      (372,355)
         Accrued liabilities                                (70,347)      (721,967)
                                                        -----------    -----------

     Net cash provided by operating activities              905,028        889,284
                                                        -----------    -----------

Cash Flows from Investing Activities
Proceeds from sale of property, plant & equipment              --          825,778
Purchase of property, plant & equipment                    (197,193)       (79,240)
                                                        -----------    -----------

     Net cash provided (used) in investing activities      (197,193)       746,538
                                                        -----------    -----------

Cash Flows from Financing Activities
Common stock redemption                                        --          (18,752)
Proceeds from Subordinated Convertible debt                    --          275,160
Net payments on notes payable                              (731,291)    (2,001,990)
Net borrowings on long-term debt                             66,646           --
                                                        -----------    -----------

     Net cash used in financing activities                 (664,645)    (1,745,582)
                                                        -----------    -----------

Increase (decrease) in cash                                  43,190       (109,760)

Cash at beginning of period                                  36,280        393,877
                                                        -----------    -----------

Cash at end of period                                   $    79,470    $   284,117
                                                        ===========    ===========


 See accompanying notes to unaudited condensed consolidated financial statements.

                                        3

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     OMNI Rail Products, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. Results for the period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 1999, included in the Company's Form 10-KSB.


(2) DESCRIPTION OF THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The Company, through its wholly-owned subsidiary, OMNI Products, Inc. ("OMNI"), is a supplier of premium virgin rubber and concrete/rubber highway-rail grade crossing surfaces. OMNI supplies crossing surfaces to all major North American railroads, numerous short line and regional railroads, independent railway contractors, transit systems, ports, intermodal yards, manufacturing facilities with rail access, and municipalities.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

     Book overdrafts of $211,809 and $357,702 are included in accounts payable as of January 31, 2000 and April 30, 1999, respectively. Book overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the Company's revolving credit facility (see Note 5). The revolving credit facility and other senior debt activity are reported on a net basis in the Consolidated Statements of Cash Flows.

     The Company recognizes revenue as products are shipped. Certain reclassifications have been made to the fiscal 1999 income statement in order to conform to the fiscal 2000 presentation.

     The Company conducts its business within one industry segment, the production and sale of premium railroad crossing materials. For fiscal 1999 and 2000, the Company's operations had no components of other comprehensive income.

(3)  COMPANY RESTRUCTURING

     During Fiscal 1998, the Company began a restructuring plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stemmed from changes in industry demand away from recycled rubber and more toward virgin rubber and concrete grade crossing materials. The Company ceased production of recycled rubber during fiscal 1998 at its Portland, Oregon, and Lancaster, Pennsylvania, facilities and liquidated its recycled rubber manufacturing equipment and real estate at both locations during fiscal 1999. Some pieces of equipment, primarily concrete forms, were transferred to the Company's remaining facilities. At the same time the Company extended agreements with a pre-cast concrete company to produce the Company's proprietary concrete and rubber grade crossings, and with an extruder of virgin rubber products to make various rail product materials of virgin rubber. The Company has completed its efforts in re-engineering the Company and is now implementing plans to expand production and improve service while ensuring continued quality production.

     The Company, in conjunction with its restructuring, wrote down assets to be liquidated, wrote-off excess and obsolete recycled rubber inventory and accrued expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and were fully paid out during fiscal year 1999.


(4)  INVENTORIES

     Inventories consist of the following at January 31, 2000 and April 30, 1999:

                                            January 31    April 30
                                            ----------    --------

             Raw materials                  $  253,103   $  175,692
             Finished goods                  1,486,985    1,179,971
                                            ----------   ----------

                                             1,740,088    1,355,663

             Less allowance for excess or
                obsolete inventory              20,000       25,000
                                            ----------   ----------

                      Inventories, net      $1,720,088   $1,330,663
                                            ==========   ==========


(5)  DEBT

     On August 12, 1999, the Company entered into Amendment No. 11 to Loan and Security Agreement ("Amendment") with its Senior lender Finova Capital Corporation, ("Finova") that extended the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company reduced its line of credit facility to $1.8 million of total borrowing availability (previously $3.5 million), and its interest rate to 1-1/2 % over prime (previously 2-1/4% over prime). The Amendment also reinstates certain financial covenants that were previously excused under the Company's and Finova's Forbearance Agreement (entered into in fiscal 1999), that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment an unused line fee equal to 1/4% of the unused line replaces the previous $12,500 annual fixed revolver fee.

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


(6)  BASIC AND DILUTED NET EARNINGS PER COMMON SHARE

     Net earnings per share ("EPS") is computed based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Contingently issuable shares, that are issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     The following table reconciles basic earnings per common share (EPS) to diluted EPS for the three and nine months ended January 31, 2000:


                                                                   Weighted    3 months   9 months
                                         3 months     9 months     average     per share  per share
     Fiscal 2000                         earnings     earnings      shares      amount     amount
     -----------                         --------     --------      ------      ------     ------
       Earnings available to common
          shareholders                  $  189,089   $1,007,937    1,703,098   $   0.11   $   0.59
       Effect of dilutive securities:
          Stock options                       --           --         82,020      (0.01)     (0.03)
          Convertible notes                  5,503       16,510    1,424,224      (0.04)     (0.24)
                                        ----------   ----------   ----------   --------   --------

       Diluted EPS                      $  194,592   $1,024,447    3,209,342   $   0.06   $   0.32
                                        ==========   ==========   ==========   ========   ========


                                        6

     The following tables reconcile basic earnings per common share (EPS) to diluted EPS for the three and nine months ended January 31, 1999:


                                                    Weighted   3 months
                                        3 months     average   per share
     Fiscal 1999                        earnings     shares      amount
     -----------                        --------     ------      ------

        Earnings available to common
          shareholders                  $ 317,804   1,703,098   $   0.19
       Effect of dilutive securities:
          Convertible notes                 1,881     482,750      (0.04)
                                        ---------   ---------   --------
       Diluted EPS                      $ 319,685   2,185,848   $   0.15
                                        =========   =========   ========



                                                    Weighted    9 months
                                        9 months     average    per share
                                        earnings     shares      amount
                                        --------     ------      ------

       Earnings available to common
          shareholders                  $ 775,294   1,745,974   $   0.44
       Effect of dilutive securities:
          Convertible notes                 1,881     160,917      (0.03)
                                        ---------   ---------   --------
       Diluted EPS                      $ 777,175   1,906,891   $   0.41
                                        =========   =========   ========


     Any potentially antidilutive securities are excluded from the EPS calculation.


(7)  CONVERTIBLE PREFERRED STOCK SERIES B

     The Company had authorized 1,000,000 shares of Series B convertible preferred stock, of which 195,619 were issued and outstanding at April 30, 1999. The Series B preferred stock was convertible into a like number of common shares had the Company reported gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ended April 30, 1998 or 1999. The Company neither reported gross annual revenues of $20,000,000 nor annual pre-tax earnings of $1,500,000 during either of such fiscal years. Accordingly, the Company canceled the series B preferred stock effective as of the date of the issuance of its April 30, 1999 audited consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Results of Operations
     ---------------------

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of OMNI Rail Products, Inc. and its operating subsidiary (collectively the "Company"). The following Selected Financial Data for the periods ended January 31, 2000 and 1999 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Three and nine months ended January 31, 2000 compared with the three and nine months ended January 31, 1999


                                             Three Months Ended    Nine Months Ended
                                                 January 31            January 31
                                          ---------------------  ----------------------

                                            2000        1999        2000        1999
                                            ----        ----        ----        ----
        Revenue                           2,686,629   2,276,761  10,081,246   9,101,868
        - As a percent of revenue:
             Gross Profit                    30.0%       25.1%       29.4%       26.2%
             Earnings from Operations        10.4%        9.8%       12.7%        9.7%
             Net earnings                     7.0%       14.0%       10.0%        8.5%
        Basic earnings per share            $0.11       $0.19       $0.59       $0.44
        Diluted earnings per share          $0.06       $0.15       $0.32       $0.41


REVENUE

The Company derives its revenue from the sale of premium highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the nine months ended January 31, 2000, increased over the same period last year by $979,378 or an increase of 11%. Concrete crossing sales for the nine-month period declined 21% from the same period last year, while sales of virgin rubber grade crossing materials increased 42%. The change in product sales mix is due to the buying trends of the Compan s major customers. The Company's largest customers have different product preferences. As a result, the Company can experience a wide variation in the annual buying pattern of each customer that in turn has a significant impact on the Company's product sales mix.

Revenues for the three months ended January 31, 2000, were $409,868 greater than the same period last year, or an 18% increase. Sales of the Company's virgin rubber products were 7% lower in the three month period as compared to the same period last year, while sales of the Company's concrete products increased by 55%. Again, the change in the product mix is due to variations in buying demands of the Company's customers.

Because the Company's products are installed outside as part of a construction or maintenance operation, sales fluctuate seasonally with weather conditions. Unusually mild weather in November and December 1999, extended the construction season in many areas and enhanced sales revenues in those months. With the return to more normal weather patterns in January 2000, construction activity declined and sales revenue for the month was at the anticipated level.

Also contributing to the increased sales for the three months and nine months ended January 31, 2000 is the expansion of the customer base to include a greater number of contractors and smaller railroads. As a result of improved customer diversity, the Company has seen increased overall demand and more consistency in its order flow. The Company's order backlog is higher this year as compared to last year. In addition, the Company has expanded its production capacity and increased inventories to better meet customer demand.

By July 31, 1998, the end of the Company's first quarter in fiscal 1999, the Company had liquidated all of its recycled rubber product line and closed two recycled rubber operations. Approximately $100,000 of fiscal 1999 sales were the Company's discontinued recycled rubber products. Sales of recycled rubber products were eliminated by the end of the first quarter of fiscal 1999.

Virgin rubber products are produced at the Company's processing facility in McHenry, Illinois, and are also purchased through an out source provider. Concrete crossing materials are produced at the Company's Ennis, Texas, facility as well as by a third party provider.


COST OF SALES

Cost of sales increased by $400,055 in the nine months ended January 31, 2000, as compared to the same period last year, or an increase of 6%. The increase is directly related to higher sales. At the same time, the percentage increase in cost of sales is less than the corresponding increase in revenues thus improving the Company's gross margin. Much of the improvement in gross margin is due to changes in product mix with greater sales of higher margin virgin rubber products.

Cost of sales for the three months ended January 31, 2000, increased by $174,482 as compared to the same period last year, or a 10% increase. As with the nine months ended January 31, 2000, cost of sales increase for such three month period is due to the increase in revenues, although the increase in cost of sales is at a lesser percentage rate, contributing to the improvement in the Company's gross margin. The Company's improved operating results are also realized from greater efficiencies in producing its redesigned concrete and embedded virgin rubber crossing material ("ECR"). The Company began selling the new ECR product in May of the current fiscal year and has now completely converted from its former design to the new product.

SELLING EXPENSES

Selling expenses for the nine months ended January 31, 2000, were $721,718 as compared to $729,513 for the same period last year. The 1% decline, is mainly due to an approximate $68,000 decline in salaries and sales commissions, resulting from a reduced sales commission rate and marketing structure. At the same time, the Company has incurred approximately $60,000 more this year in advertising, marketing, promotional and travel and entertainment expenses that have contributed to higher sales.

Selling expenses for the three months ended January 31, 2000, increased by $36,058 or 18%. Sales commissions and sales salaries for the quarter were up $19,731 or 12% mainly due to increased sales and the addition of sales staff. Other promotional, marketing and travel and entertainment costs are also up for the quarter due to increased marketing efforts by the Company, including the Company's new Internet World-wide Web site at www.omnirail.com.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended January 31, 2000, were $915,345 representing a $111,087 or a 14% increase over the same nine month period last year. In the first quarter of fiscal year ended April 30, 1999, general and administrative salaries were dramatically reduced when the Company's then Chief Executive Officer and Vice President of Operations were terminated and the Company's Chief Financial Officer resigned. The Company's interim Chief Financial Officer was paid as a consultant until August of 1998 when he accepted a full time position with the Company. In October 1998, the Company's Vice President of Sales and Marketing was promoted to President and Chief Operating Officer. Inclusion of these salaries represents the primary reason for the increase in general and administrative expenses. At the same time, several other expense areas are down compared to last fiscal year including professional and consulting fees, bank financing fees and insurance costs. This decline was partially offset by $22,070 in a onetime, unforeseen environmental expense incurred as part of the Company's withdrawal from the recycled rubber business and final departure from its Portland, Oregon, facility.

General and administrative expenses for the three months ended January 31, 2000, were up $46,202 or 20% compared to the same period last year. As with the nine-month period, increases came in the areas of salaries and human resource related costs while declines occurred in consulting fees, legal costs, payroll servicing costs, insurance and financial fees and licenses.


ENGINEERING

One of the Company's engineers was laid off in December 1998. As a result, Engineering costs for both the three and nine months ended January 31, 2000 are lower due to this termination. Costs for the three months ended January 31, 2000, are also lower as outside consultants used last year for the Company's M-1003 certification efforts were eliminated.

INTEREST EXPENSE

Interest expense for the nine months ended January 31, 2000 was $347,860 as compared to $429,908 for the same period ended January 31, 1999, a 19% reduction. The decrease reflects the Company's substantial reduction of its term debt and lower borrowing on the Company's revolving line of credit (a nearly $1 million reduction in the average debt outstanding between fiscal year 2000 and fiscal year 1999). The Company's line of credit and term debt borrowing rates were lowered with Amendment No. 11 to the Finova financing agreement, but at the same time, interest rates for the period increased by1/2% due to the increase in the prime lending rate.

Interest expense for the three months ended January 31, 2000, was down $6,689 or 6%. Borrowing against the line of credit had increased at October 31, 1999, the end of the fiscal 2000 second quarter, to finance the Company's increased working capital requirements. Working capital levels have remained higher than last year due to the Company's planned increase in inventories and higher sales level (current assets excluding cash are $664,226 higher at January 31, 2000 than the same period end last year). In addition, the Company last year, paid down its mortgage liability by $605,000 on November 30, 1998 using proceeds from the sale of the Company's Lancaster, Pennsylvania, facility. The reduction of this interest bearing debt reduced the Company's average level for most of the three months ended January 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had a cash balance of $79,470. The Company's operating activities generated cash of $905,028 during the nine months ended January 31 2000.

The net working capital deficit at January 31, 2000, equaled $1,500,414. Although an improvement over the first two quarters of fiscal 2000 and the fiscal year ended April 30, 1999, the Company's current debt maturities and other short-term commitments still exceed the Company's liquid assets available to pay such obligations. The Company's largest mortgage was due December 1999, but has been extended until June 30, 2000. The Company is actively trying to sell the property that secures this mortgage.

On August 12, 1999, the Company entered into Amendment No. 11 to Loan and Security Agreement ("Amendment") with its senior lender Finova Capital Corporation, ("Finova") that extended the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company has a reduced line of credit facility ($1.8 million total availability, previously $3.5 million) with interest at 1-1/2% over prime (previously 2-1/4% over prime). The Amendment also reinstated certain financial covenants that were previously excused under the Forbearance Agreement that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement. As part of the Amendment the previous $12,500 annual fixed revolver fee was eliminated and an unused line fee equal to 1/4% of the unused line was put in its place.

The Amendment also extends and increases the term note borrowing availability to $608,000 with interest at 2-1/4% over prime and monthly payments based on a five-year term. The new term note replaced the capital expenditure note balance and provides an additional $371,000 of term borrowings for the Company's use in making capital expenditures. The Amendment also permits the Company to borrow up to an additional $500,000 from other sources. Finova's debt facility and the opportunity for additional financing will permit the Company to expand its operating capacity to meet future needs. The Company is also actively pursuing a new line of fixed term and revolver financing.

The Company's capital expenditures for the nine months ended January 31, 2000 were $197,193. Most of the expenditures were for costs to modify existing concrete forms for product improvements and to purchase new rubber molds to expand capacity.

The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from Finova based on a percent of eligible accounts receivable and inventory. Additionally, the Company will need replacement debt or equity financing after the end of the Finova agreement on August 31, 2000. The Company's debt will require restructuring or additional financing must be found in the event sufficient funds are not available to payoff certain debt that comes due in fiscal 2000 and 2001. maturity date, nor can there be any assurance that the Company will generate sufficient funds from its operations to satisfy the working capital deficit. The Company is actively pursuing new lines of financing, and although it believes such financing will be secured before the due dates of the Company's various obligations, there can be no assurance that the Company will secure such new financing timely.




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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     See information included with the Company's quarterly filing on form 10-QSB for the six months ended October 31, 1999.


Item 5. Other Information
-------------------------

     Not applicable.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          27   Financial Data Schedule for the nine months ended January 31,
               2000.


     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OMNI Rail Products, Inc.
------------------------

Registrant


February 15, 2000                          /s/ Robert E. Tuzik
-----------------                          -------------------
Date                                       Robert E. Tuzik
                                           President and Chief Operating Officer


February 15, 2000                          /s/ M. Charles Van Rossen
-----------------                          -------------------------
Date                                       M. Charles Van Rossen
                                           Chief Financial Officer