Form 10KSB
period 2000-04-30
OMNI RAIL PRODUCTS INC
filed 2000-08-14
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
(Mark One)
 X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934
                                        For the fiscal year ended April 30, 2000
                                                                  --------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 [No Fee Required]

                               For the transition period from _______ to _______

                                                 Commission file number 33-75276
                                                                        --------
                            OMNI Rail Products, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                             68-0281098
---------------------------------                            ------------------
  (State or Other Jurisdiction                                 (I.R.S. Employer
of  Incorporation or Organization                            Identification No.)

975 SE Sandy Blvd. Portland, Oregon                                 97214
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

(Issuer's Telephone Number (503) 230-8034
-----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered

--------------------------------       -----------------------------------------

--------------------------------       -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock $.01 Par Value
                           ---------------------------
                                (Title of class)

                          ----------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
   -----------   --------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. $13,770,912.
                                                              ------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 15, 2000. $2,191,795.
                   ----------

     State the number of shares outstanding of each of the issuers classes of common equity, as of July 15, 2000. 1,753,098 common shares.
                                    ------------------------

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-KSB
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED April 30, 2000

PART I     Item 1.     Description of Business...............................1

           Item 2.     Description of Property...............................5

           Item 3.     Legal Proceeding......................................6

           Item 4.     Submission of Matters to a Vote of
                           Security Holders..................................6

PART II    Item 5.     Market for Common Equity
                           and Related Stockholder Matters...................6

           Item 6.     Management's Discussion and Analysis
                           of Financial Condition and Results of Operations..7

           Item 7.     Financial Statements
                       Independent Auditor's Report.........................F-1
                       Consolidated Balance Sheets..........................F-2
                       Consolidated Statements of Operations................F-3
                       Consolidated Statements of Stockholders'
                       Equity (Deficit).....................................F-4
                       Consolidated Statements of Cash Flows................F-5
                       Notes to Consolidated Financial Statements...........F-6

           Item 8.     Changes In And Disagreements With Accountants On
                       Accounting And Financial Disclosure...................21

PART III   Item 9.     Directors, Executive Officers, Promoters
                       and Control Persons; Compliance with Section 16(a)
                       in the Exchange Act...................................21

           Item 10.    Executive Compensation................................23

           Item 11.    Security Ownership of Certain Beneficial Owners
                       and Management........................................23

           Item 12.    Certain Relationships and Related Transactions........25

           Item 13.    Exhibits and Reports on Form 8-K......................25

Index of Exhibits............................................................26

Signatures...................................................................28

                                     PART I


Item 1 Description of Business:
       -----------------------

     Introduction
     ------------

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     OMNI Rail Products, Inc., formerly Creative Medical Development, Inc. (the "Company"), was incorporated in the state of California on July 20, 1992, and reincorporated in the state of Delaware on June 1, 1993. The Company designed, developed, manufactured and marketed ambulatory infusion therapy products under the "EZ Flow" trade name.

     On September 13, 1995, the Company entered into an Asset Purchase Agreement with Gish Biomedical, Inc. ("Gish") for sale of the EZ Flow Pump technology and product line. Under its terms, substantially all of the Company's manufacturing related assets were sold. Pursuant to the terms of the agreement, operation of the EZ Flow business was transferred to Gish as of September 13, 1995 and the sale closed April 17, 1996.

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

     OMNI, an Oregon corporation, was formed in 1994 to acquire the assets of the railroad grade crossing business from Riedel Environmental Technologies, Inc. That business was operated by OMNI until the merger with the Company, and its operations continue under the Company's wholly owned subsidiary corporation OMNI Products, Inc.

     The Company's transaction with OMNI closed April 30, 1997. Subsequently, the Company changed its fiscal year to April 30, 1997 consistent with OMNI's fiscal year to facilitate accounting and reporting financial results.

     Company Restructuring
     ---------------------

     Near the end of the fiscal year ended April 30, 1998, the Company began a restructuring plan to reduce the over-capacity in its recycled rubber manufacturing operations and to increase its concrete production capabilities. The refocus of business stemmed from changes in industry demand away from recycled rubber and more toward concrete and virgin rubber crossing surface materials. The Company ceased production of recycled rubber products at its Portland, Oregon, and Lancaster, Pennsylvania, plants and liquidated its real estate holdings and virtually all its recycled rubber manufacturing equipment at both locations. Some equipment, primarily concrete forms, was transferred to the Company's remaining facilities. At the same time the Company expanded manufacturing capacity for its proprietary pre-cast concrete and rubber grade crossings products through outsourcing agreements.

     The Company, in conjunction with its restructuring, wrote down assets to be liquidated, wrote-off excess and obsolete recycled rubber inventory and accrued expected shutdown and liquidation costs. The asset write-down and inventory write-off did not have an impact on the Company's liquidity. Other charges were recorded as liabilities and were paid out during fiscal year 1999.

     At the end of fiscal 1998, the Company was in material default of certain financial and non- financial loan covenants under its Security and Loan Agreement with its senior lender Finova Financial Corporation ("Finova"). In July 1998 the Company entered into a Forbearance Agreement with Finova under which Finova would forbear from taking any action against the Company by reason of the existing defaults.

     As part of the Forbearance Agreement, and as part of the Company's restructuring plan, the Company entered into Modification Agreements and, in some cases, Subordination and Standstill Agreements with certain unsecured creditors. Those agreements placed each creditor into a subordinated position with Finova, or any lender replacing the Finova financing, and extended payoff of the obligations over a five-year period. The Company has been making interest payments in accordance with those agreements and will begin making principal payments on the obligations in fiscal 2001. Those agreements remain in place under the new LaSalle Business Credit financing which replaced Finova in June, 2000.

     Products
     --------

     The Company through its subsidiary OMNI Products, Inc., designs, engineers, manufactures and markets highway-railroad grade crossing surface products primarily for the U.S. market. The Company's products offer a full spectrum of crossing materials and price points to meet the customer's varying needs. OMNI's premium products include crossings manufactured from full-depth virgin rubber, reinforced concrete and concrete-rubber combinations. The Company also provides high quality molded virgin rubber ("RailGuard") flangeway filler, or railseal, and extruded virgin rubber railseal product. The railseal products are typically used in conjunction with asphalt crossings.

     All major U.S. railroads, such as Burlington Northern Santa Fe, CSX Transportation, Norfolk Southern and Union Pacific, and many regional railroads and transit systems have approved and use the Company's products.

     Crossing products are distributed by truck or rail. Transportation costs represent a limiting factor in that companies with regional facilities with shipping points nearest the delivery points realize a delivered price advantage. As a result, a true nationwide supply network requires multiple regional shipping locations.

     Rail Crossing Market and Competitive Business Conditions
     --------------------------------------------------------

     Grade crossings are an important part of the transportation infrastructure wherever rail and highway traffic intersect. Premium grade crossing surfaces made from rubber or reinforced concrete provide a smooth, safe and quiet means for vehicles to quickly pass over railroad tracks. The choice of rubber or concrete depends on the application, and is primarily a matter of customer preference. The longer-lived premium rubber or concrete crossing surfaces significantly reduce maintenance costs as compared to the traditional, non-premium asphalt or timber and asphalt surfaces, and provide better safety, convenience and durability, as well as lower maintenance and life-cycle costs. Premium surfaces are commonly used in areas with high vehicular traffic densities and within industrial facilities to speed the movement of lift trucks and to reduce cargo spillage and damage.

     Although many railroads continue to use asphalt as the major component of their crossings, particularly at crossings with low traffic densities, premium crossings are generally specified for work that is done in conjunction with city, state or federally funded highway projects, and on transit systems. With the ease of installation afforded by the use of concrete panels, several major U.S. railroads have standardized on the use of full-depth concrete crossing panels that incorporate a rubber flangeway filler material adjacent to the rail. And with the recent consolidation within the railroad industry, this trend has accelerated to the point that combination concrete/rubber crossing materials now represent the majority of the premium grade crossing surface market.

     Based on the Federal Railroad Administration's Highway-Rail Crossing Inventory Data, there are approximately 158,000 public and 100,000 private crossings in the U.S. There are an estimated 50,000 additional crossings on industrial properties, ports, intermodal and terminal yards, and on rail transit systems. Assuming an average 1.5 tracks at each of these 308,000 crossings indicates that there is a total of 462,000 crossings in the U.S., alone. With an average estimated crossing length of 54 feet for each crossing surface, the total estimated domestic crossing length is approximately 25 million track feet.

     With industry estimates of the useful life of a non-premium rail-crossing surface at about 10 years, management believes that approximately 10%, or
     2.5 million track feet, of the crossing inventory is renewed each year. Management further believes that approximately 20%, or 500,000 track feet, of the crossings renewed annually incorporate some type of premium surface and the current annual domestic market for premium grade crossing surface materials is approximately $65 million. The Company believes its revenues currently represent approximately 21% of the total domestic market for all premium grade crossing surfaces.

     The vast majority of grade crossings are maintained or retrofitted with asphalt, or asphalt and timber planks. However, with crossing safety being increasingly scrutinized at the federal level, there is a trend in this market segment toward conversion to the use of premium grade crossing surface materials. The Company believes that the premium crossing surface market could represent 25% of the overall annual usage within three years.

     The federal government and many state governments recognize the importance of safe and well- maintained highway-rail crossings. Through the Federal Highway Administration and the Transportation Equity Act for the 21st Century, the federal government provides direct financial support to rehabilitate public rail crossings, fund mass transit construction and maintain the country's transportation infrastructure. The Company estimates that as much as 50% of domestic rail crossing system installations are funded in part by government programs at the federal, state or municipal level. The remainder of the installations are made by railroads as part of their ongoing maintenance programs and by industrial concerns as part of the construction or maintenance of their facilities.

     Because of the growing recognition that premium crossing surfaces significantly reduce installation time, maintenance requirements and overall lifecycle costs, several major railroads now install premium crossing surfaces as part of their programmed maintenance work using their own operating funds. Major railroads such as CSX Transportation, Burlington Northern Santa Fe and Union Pacific are expected to increase their premium crossing installations in the future. Still, the market for premium crossing surface materials can be volatile. The major railroads are not consistent in their maintenance policies, which can cause large fluctuations in a customer's demand for premium surface materials, or in the type of premium surface material required.

     The Company's competitive advantage is its ability to provide a full range of premium grade crossing materials. Most manufacturers in the industry produce either rubber or concrete crossing materials, but not both. The Company's variety of products allows it to meet a wide range of customers' needs and allows the Company to shift its sales and manufacturing efforts from concrete to rubber, or vice-versa, as the market demands.

     Sales and Marketing
     -------------------

     U.S. sales and marketing is implemented through a system of five regions designed to provide comprehensive coverage of key railroad customers. Sales manager employees manage three regions and independent sales representatives manage the other two. All report to the Company's President.

     Although the Company has more than 300 customers, approximately 68% of its fiscal 2000 sales were concentrated in its five largest customers. Sales to the Company's five largest customers as a group for the fiscal years ended April 30, 1999 and 1998 were 74% and 77%, respectively. The top three railroad companies, Burlington Northern-Santa Fe, CSX Transportation and Union Pacific, collectively, represented approximately 62%, 67% and 72%, respectively, of the Company's fiscal years ended 2000, 1999 and 1998 sales.

     Material Suppliers
     ------------------

     Basic raw materials required for manufacturing the Company's products include virgin rubber, concrete, steel rebar and steel angle. These materials are available from many sources in multiple locations. However, availability of these materials is subject to seasonal demand and market variations. The Company believes that there is an adequate supply of all basic raw materials to meet its needs.

     The Company anticipates increasing manufacturing capacity for both its concrete and virgin rubber products. A number of outside sources available to the Company, as well as the Company's ability to expand internally, allow the Company to increase production capacity and to meet increased demand for the Company's products.

     Patents and Licenses
     --------------------

     The Company has been issued or has patents pending on several of its products, such as its Improved-Concrete and its Embedded Concrete-Rubber ("ECR") products incorporating rubber next to the rail with reinforced concrete panels. There can be no assurance that any patents issued would afford protection against competition from similar inventions or products, or would not be infringed upon or designed around by others. However, the Company intends to enforce all patents it has been issued.

     Research and Development
     ------------------------

     The Company is engaged in a continuing program of research and development to improve existing products and develop more cost-effective and efficient rail crossing products. At the end of fiscal 1999, the Company redesigned and improved its existing embedded rubber and concrete product. The new design has allowed the Company to sell to additional markets and to new customers as the new design meets specifications for most railroad crossings. The Company's expenditures on research and development for the fiscal years ended April 30, 2000, 1999 and 1998 were $62,327, $113,795 and
     $127,624, respectively.

     Employees
     ---------

     As of April 30, 2000, the Company had 68 full time employees and 1 part time employee. Approximately 50 full time employees were engaged in manufacturing and the remainder in marketing, sales, research and development, administrative and executive positions.

Item 2 Description of Property
       -----------------------

     The Company owns or leases the following properties:

                        Approximate          Own or
   Location             Square Footage        Lease           Purpose
--------------          ----------------     -------          -------
Portland, OR      (1)         3,000           Lease        Executive Offices
McHenry, IL       (2)        21,271           Own          Manufacturing
Ennis, TX         (2)        15,300           Own          Manufacturing
Nevada City, CA   (3)        30,000           Own          Held for sale


     (1)  Leased on month-to-month basis.

     (2) Properties are pledged as collateral for a revolving line of credit and term loan.

     (3) Property is leased to others and is pledged as collateral for a revolving line of credit and term loan.

     All properties are well maintained and in good condition. The Company maintains adequate insurance coverage on the property. These properties meet the Company's needs for the foreseeable future.

Item 3 Legal Proceedings
       -----------------

     On January 9, 1999, Edward George Goebel and Kathy Goebel ("Plaintiffs") filed suit against the Company, and others, in the Third Judicial District Court, Salt Lake County, Utah. Plaintiffs allege that Edward George Goebel suffered injuries when he fell off his bicycle while traveling over a railroad crossing containing material produced in part by Riedel Environmental Technologies, Inc., the predecessor in interest to OMNI. The Plaintiffs have not yet specified their damages in the suit. The case is not currently scheduled for trial. The Company denies the Plaintiffs' allegations and is vigorously defending the case.

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


Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

     None.


                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters
       --------------------------------------------------------

     The Company's Common stock commenced trading on the NASDAQ Smallcap Market on May 13, 1994. From May 1995 to March 23, 1999, the Company traded on the OTC Bulletin Board under the symbol "CMDI." In conjunction with its name change, the Company changed its ticker symbol to "ORXR" on March 23, 1999. As of April 30, 2000, the Company had approximately 300 record and beneficial stockholders holding 1,740,102 shares of the Company's common stock.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not represent actual transactions. Prices are adjusted to reflect the Company's one for three reverse stock split completed in March 1999.

                     Quarterly Common Stock Bid Price Ranges
                     ---------------------------------------
                             1999                         2000
                       -----------------           -------------------
      Quarter          High          Low           High            Low
      -------          ----          ---           ----            ---
        1st            0.63         0.45           0.50           0.38
        2nd            0.56         0.37           1.00           0.44
        3rd            0.45         0.21           2.25           0.94
        4th            0.55         0.27           2.50           1.19


     No dividends have been declared or paid on the Common Stock and none are anticipated. The Company is restricted from paying dividends by covenant with its senior lender.

     Prior to fiscal year ended April 30, 1999, the Company had issued and outstanding 622,066 shares of Series B Convertible Preferred Stock, par value $.01 per share. Each share of Series B convertible preferred stock had voting rights equal to one common share and was convertible to one common share if the Company reported gross annual revenues of $20,000,000 or annual pre-tax earnings of $1,500,000 during either of the fiscal years ended April 30, 1998 or 1999. The Company did not meet those conversion standards by the end of either such fiscal year end. As a result, the Series B preferred stock was canceled by the Company upon issuance of its April 30, 1999 audited consolidated financial statements.



Item 6 Management's Discussion and Analysis of Financial Condition and Plan of Operation
       ---------------------------------------------------------------

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

     The following Selected Financial Data for the years ended April 30, 2000, 1999 and 1998 have been derived from the financial statements of the Company audited by KPMG LLP, the Company's independent auditors. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

     The following table sets forth the Company's operating results in thousands of dollars and as a percentage of Net Sales for the years ended April 30:



                                                       2000                       1999                       1998
                                             ----------------------       --------------------       --------------------
Net Sales                                    $ 13,771         100.0%      12,438         100.0%      16,449         100.0%
Cost of Sales                                   9,647          70.1        9,100          73.2       13,447          81.7
Gross Profit                                    4,124          29.9        3,338          26.8        3,002          18.3
General & Administrative Expenses               1,272           9.2        1,117           9.0        1,587           9.6
Selling Expenses                                  960           7.0          985           7.9        1,666          10.1
Research, Development and Engineering              62           0.5          114           0.9          128           0.8
Restructuring Charges                            --          --             (130)         (1.0)       1,685          10.2
Earnings (Loss) from operations                 1,830          13.3        1,252          10.0       (2,063)        (12.5)
Interest Expense                                 (451)         (3.3)        (538)         (4.3)        (773)         (4.7)
Other Income (Expense)                            135           1.0          437           3.5          (44)         (0.3)
Net earnings (loss)                             2,006          14.6        1,151           9.2       (2,882)        (17.5)
Basic earnings (loss) per share                         1.18                       0.66                      (1.56)

     NET SALES

     2000 vs. 1999

     The Company derives its revenues from the sale of premium highway/rail grade crossing material to railroads, general contractors and municipalities. Management operates its crossing business as a single segment with product lines in concrete, virgin rubber and a combination of rubber and concrete. Net Sales for fiscal 2000 increased by $1,332,720, or 10.7% from last fiscal year. Although sales to the Company's top three customers, the Class I railroads, BNSF, CSX and UP, increased slightly, the major revenue increase resulted from efforts to improve inventory availability and diversify the customer base.

     The top three United States railroad systems (BNSF, CSX and UP) purchase a majority of the premium crossing materials produced and represent the majority of the Company's revenues. However, the expansion of the Company's customer base has resulted in their percentage of sales declining. These railroads are not consistent in their purchase policies from year to year and can significantly influence the market and the Company's revenues. Management believes the premium rail crossing market will continue its growth in coming years. However, such growth may not be linear and the market can change radically from year to year due to the unpredictable buying habits of the largest railroad systems.

     Recycled rubber product manufacturing was discontinued in fiscal 1998. All of that inventory was liquidated in 1998 and 1999, so there were no sales of recycled rubber products in fiscal 2000.

     1999 vs. 1998

     Net revenues for fiscal 1999 declined by $4,010,684, or 24.4% from 1998. A major part of the decline came from lower sales to fiscal 1998's largest customer. Purchases by this one customer declined from $6,214,697 in fiscal

     1998 to $3,186,333 in fiscal 1999, or a 49% drop. Sales to the Company's top three customers, the Class I railroads, BNSF, CSX and UP, declined by $3,382,762 or 29%. Declines also occurred as a result of discontinuance of the Company's recycled rubber products (approximately $2.2 million) and discontinuance of international sales (approximately $.5 million). The aforementioned decline in sales was in part offset by an increase in sales to other customers.

     COST OF SALES & GROSS PROFIT

     2000 vs. 1999

     Cost of sales increased from $9,100,437 in fiscal 1999 to $9,647,232 in fiscal 2000 or a 6% increase. However, costs as a percent of sales decreased from 73% in fiscal 1999 to 70% in fiscal 2000. This improved the Company's gross profit margin percentage from 27% in fiscal 1999 to 30% in fiscal 2000. Improvements in gross margin are related to lower production costs achieved by more efficient operations and material cost reductions.

     The Company records a percent of each sale towards the warranty expense and places that amount into an accrued reserve. The amount accrued reflects management's estimate of possible future warranty and customer claims exposure. When warranty services are incurred, the Company credits cost of sales for the product used in the warranty service and correspondingly reduces the warranty reserve. Actual warranty services incurred in fiscal 2000 were $94,817. Actual warranty services incurred in 1999 were $83,000.

     1999 vs. 1998

     Cost of sales decreased from $13,446,678 to $9,100,437 in fiscal 1999 or 32% due to lower sales to the Company's largest fiscal 1998 customer. However costs as a percentage of sales decreased from 81.7% in fiscal 1998 to 73.2% in fiscal 1999. This improved the company's gross margins from 18.3% in fiscal 1998 to 26.8% in fiscal 1999. The improvement in gross margins was related to lower production and warranty costs as the company discontinued sales in it's recycled rubber products and international markets.

     The actual warranty services incurred in 1999 were $83,000 compared to actual warranty services in fiscal 1998 of $334,000. A majority of the 1998 year warranty issues were with the Company's recycled rubber products, and with international sales. The Company has seen a marked decline in warranty claims with the discontinuance of recycled rubber products and elimination of international sales. The Company provides a standard six year warranty and feels the present reserve should be adequate to cover future warranty and customer claims that may arise for the Company's recycled, virgin rubber and concrete crossing materials.

     GENERAL AND ADMINISTRATIVE EXPENSES

     2000 vs.1999

     General and administrative expenses increased by $154,538 or 13.8% in fiscal 2000 over the prior fiscal year. This increase is due to compensation and performance bonus accrual which resulted from the increased operational performance of the company in fiscal 2000.

     Compensation also increased in fiscal 2000, because of the late 1999 promotion of the Company's Vice President of Marketing and Sales to President and Chief Operating Officer of the Company.

     1999 vs. 1998

     General and administrative expenses declined by $469,936 or 30% in fiscal 1999 over the prior fiscal year. Declines occurred in virtually every expense category reflecting cost reduction measures implemented by the Company during the restructuring. Reductions in personnel, including the Company's prior top management, created a reduction in the Company's labor costs by $323,430. This reduction in personnel facilitated reductions in travel, entertainment, and other variable personnel costs from telephone to payroll services. The reduction in general and administrative expenses was partially offset by an accrued cost of $55,000 for settlement of a lawsuit with a former consultant with the Company.


     SELLING EXPENSES

     Selling expenses for the years ended April 30, 2000, 1999 and 1998 were $960,285, $985,350, and $1,665,506 respectively, and represented 7.0%,
     7.9%, and 10.1% of sales, respectively. Commissions are a primary component of selling costs and were $549,001 (57% of selling costs) $598,007 (61% of selling costs) and $783,284 (47% of selling costs) for fiscal years ended 2000, 1999 and 1998, respectively. Commission expense is directly tied to total sales. The average commission rate as a percentage of sales remained relatively constant at 4.8% for 1998 and 1999, but dropped to 4% for fiscal 2000.

     2000 vs. 1999

     Selling expenses in fiscal 2000 declined by $25,065 from fiscal 1999. Increased expenses of an additional sales person and expanded marketing of new and revitalized products were offset by a more favorable commission structure.

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

     INTEREST EXPENSE & OTHER INCOME/EXPENSE

     2000 vs.1999

     Fiscal 2000 interest expense declined $86,636 or 16% from fiscal 1999. The majority of the reduction is a result of lower borrowed funds during the year. The average operating loan balance in fiscal 2000 was $425,000 lower than fiscal 1999. Additionally, the Company incurred an approximately 1.25% average lower interest rate on borrowed funds through it's operating credit facility with Finova during fiscal 2000.

     In fiscal 2000 other income declined $301,967 from fiscal 1999. During fiscal 1999 other income included a gain on sale of assets of approximately $153,000 associated with the sale of the Company's Pennsylvania manufacturing facility, a Workman's Compensation insurance refund of $59,000, and payroll tax refund of $29,000. Also contributing to the decline in other income in fiscal 2000 was rental income which declined approximately $69,000 on the Company's Nevada City property due to the loss of a tenant.

     1999 vs. 1998

     Fiscal 1999 interest expense fell $235,032 or 30% from fiscal 1998.The reduction resulted from lowered borrowed funds. Borrowed funds during fiscal 1999 averaged over $2M lower than during the prior fiscal year (comparing quarter end borrowing balances). At the same time, the Company realized higher rents on it's California facility contributing to the increased other income. The Company also recognized amortization costs as an other expense in fiscal 1998 and 1997 that became fully amortized at the end of 1998. Other income in fiscal 1999 also includes gains on sale of assets including an approximate $153,000 gain realized on the sale of the Company's Pennsylvania manufacturing facility that occurred in December 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance at April 30, 2000 and 1999 amounted to $157,813 and $36,280, respectively. The Company's operating activities during fiscal 2000 generated cash of $1,242,627 on net earnings of $2,006,454. Reductions in working capital and an increase in deferred taxes primarily account for the difference. During fiscal 1999 the Company generated $634,028 of cash from operations on net income for the year of $1,151,273.

     Net working capital at April 30, 2000 amounted to $154,770 and the net working capital deficit at April 30, 1999 was ($2,530,187). Reductions in the Company's current debt borrowings as well as decreases in payables and accrued liabilities helped eliminate the working capital deficit. Short term debt was paid down through cash generated from the Company's operations as well as from proceeds from sales of assets. A major shift occurred with the refinancing with LaSalle Business Credit. That resulted in reclassification of a portion of existing debt that was refinanced from long-term to current debt as of April 30, 2000.

     The Company's borrowing agreement with its senior lender Finova Financial Corporation ("Finova") was to expire in August 2000. Prior to the end of the April 30, 2000 fiscal year, the Company negotiated a new senior lending facility with LaSalle Business Credit that was executed as of June 2, 2000. The agreement includes a $2,500,000 line of credit, secured by accounts receivable and inventories, and term notes of $1,724,000 secured by the Company's real estate and equipment. The financing arrangements also include a $2,500,000 acquisition facility and a $300,000 capital equipment facility. The notes are for a three year term ending June 2003 and bear interest at 1% over prime.

     The Company's capital expenditures were $410,940 and $253,592 in fiscal 2000 and 1999, respectively. Expenditures in 2000 were incurred primarily for expansion of manufacturing capacity. Expenditures in fiscal 1999 were mostly for changes to the Company's existing concrete forms to allow production of a new, improved and more widely accepted combination concrete/rubber grade crossing product. Although the Company's Nevada City, California property is included in the LaSalle financing package, the facility is for sale and the Company anticipates selling it once an acceptable offer is received.

     The Company's primary source of funds is cash generated from operations and borrowings on its line of credit. The Company is restricted as to the amount it can borrow from LaSalle based on a percentage of eligible receivables and inventory and is subject to certain debt covenants.

     The Company expects to meet its financing requirements for capital expenditures through the $300,000 LaSalle credit facility. If available on more favorable terms to the Company, or if requirements exceed the $300,000 LaSalle credit facility, the Company may use capital expenditure credit financing primarily in the form of capital leases from time to time.

     Assuming there is no significant change in our business, management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for the next year.

                           Item 7 Financial Statements
                                  --------------------












                                  OMNI RAIL PRODUCTS, INC. AND SUBSIDIARY
                                  (Formerly Creative Medical Development, Inc.) Consolidated Financial Statements
                                  April 30, 2000 and 1999
                                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     OMNI Rail Products, Inc.:


     We have audited the accompanying consolidated balance sheets of OMNI Rail Products, Inc. and Subsidiary (formerly Creative Medical Development, Inc., the "Company") as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OMNI Rail Products, Inc. and Subsidiary (formerly Creative Medical Development, Inc.) as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2000 in conformity with generally accepted accounting principles.




     KPMG LLP
     Portland, Oregon
     June 9, 2000


                                               OMNI RAIL PRODUCTS, INC.
                                          AND SUBSIDIARY OMNI RAIL PRODUCTS, INC.
                                              Consolidated Balance Sheets

                                                April 30, 2000 and 1999

Assets                                                                          2000                   1999
                                                                             -----------           ------------
Current assets:
Cash                                                                         $   157,813                 36,280

Accounts receivable, less allowance for doubtful
accounts of $48,077 in 2000 and $56,916 in 1999                                1,627,030              1,478,337
Inventories, net                                                               1,593,645              1,330,663
Current deferred tax benefit                                                     168,000                   --
Prepaid expenses and deposits                                                     78,658                 51,241
                                                                             -----------            -----------

Total current assets                                                           3,625,146              2,896,521

Deferred tax benefit                                                             325,000                   --
Real estate and other assets held for sale                                     1,400,000              1,400,000
Property, plant and equipment, net                                             2,098,590              1,904,156
                                                                             -----------            -----------

                                                                             $ 7,448,736              6,200,677
                                                                             ===========            ===========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable                                                               1,462,280              1,480,166
Accrued liabilities                                                              855,262                879,995
Notes payable                                                                    693,373              1,693,135
Current portion of long-term debt                                                459,461              1,373,412
                                                                             -----------            -----------

Total current liabilities                                                      3,470,376              5,426,708
                                                                             -----------            -----------

Long-term debt, less current portion                                           2,585,061              1,403,115
Commitments and contingencies Stockholders' equity (deficit):
Convertible preferred stock, $.01 par value, 25,000,000
shares authorized:
Series B, 1,000,000 shares authorized, 195,619 shares
issued and outstanding in 1999                                                      --                    1,956
Common stock, 50,000,000 shares authorized, $.01 par value,
1,740,102 and 1,703,098 shares issued and outstanding in 2000 and                 17,401                 17,031
1999, respectively
Additional paid-in capital                                                     2,387,457              2,369,880
Accumulated deficit                                                           (1,011,559)            (3,018,013)
                                                                             -----------            -----------

Total stockholders' equity (deficit)                                           1,393,299               (629,146)
                                                                             -----------            -----------

                                                                             $ 7,448,736              6,200,677
                                                                             ===========            ===========

See accompanying notes to consolidated financial statements.







                                                 OMNI RAIL PRODUCTS, INC.
                                          AND SUBSIDIARY OMNI RAIL PRODUCTS, INC.
                                           Consolidated Statements of Operations
                                          Years ended April 30, 2000, 1999 and 1998

                                                           2000                   1999                   1998
                                                       ------------           ------------           ------------
NET SALES                                              $ 13,770,912             12,438,192             16,448,876
COST OF SALES                                             9,647,232              9,100,437             13,446,678
                                                       ------------           ------------           ------------

GROSS PROFIT                                              4,123,680              3,337,755              3,002,198
                                                       ------------           ------------           ------------

GENERAL AND ADMINISTRATIVE EXPENSES                       1,271,558              1,117,020              1,586,956
SELLING EXPENSES                                            960,285                985,350              1,665,506
RESEARCH, DEVELOPMENT AND ENGINEERING                        62,327                113,795                127,624

RESTRUCTURING CHARGES                                             0               (130,435)             1,684,833
                                                       ------------           ------------           ------------
                                                          2,294,170              2,085,730              5,064,919
                                                       ------------           ------------           ------------

EARNINGS (LOSS) FROM OPERATIONS                           1,829,510              1,252,025             (2,062,721)
                                                       ------------           ------------           ------------

OTHER INCOME (EXPENSE):
INTEREST EXPENSE                                           (451,316)              (537,952)              (772,984)
AMORTIZATION OF ORGANIZATION COSTS                             --                     --                 (237,955)
MISCELLANEOUS INCOME                                        139,450                273,151                163,686
GAIN (LOSS) ON SALE OF ASSETS                                (4,190)               164,049                 29,683
                                                       ------------           ------------           ------------
TOTAL OTHER EXPENSE                                        (316,056)              (100,752)              (817,570)
                                                       ------------           ------------           ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                       1,513,454              1,151,273             (2,880,291)

PROVISION (BENEFIT) FOR INCOME TAXES                       (493,000)                  --                    1,894
                                                       ------------           ------------           ------------

NET EARNINGS (LOSS)                                    $  2,006,454              1,151,273             (2,882,185)
                                                       ============           ============           ============


BASIC EARNINGS (LOSS) PER SHARE                        $       1.18                   0.66                  (1.56)
                                                       ============           ============           ============

DILUTED EARNINGS (LOSS) PER SHARE                      $       0.64                   0.52                  (1.56)
                                                       ============           ============           ============
BASIC WEIGHTED COMMON SHARES OUTSTANDING                  1,707,201              1,735,473              1,844,242
                                                       ============           ============           ============
DILUTED WEIGHTED COMMON SHARES OUTSTANDING                3,192,726              2,232,940              1,844,242
                                                       ============           ============           ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              F-3






                                                  OMNI RAIL PRODUCTS, INC.AND SUBSIDIARY
                                       Consolidated Statements of Stockholders' Equity (Deficit)

                                                  Years ended April 30, 2000, 1999 and 1998

                                         Preferred stock
                                            Series B                Common stock         Additional      Accumulated     Total
                                   -------------------------    ---------------------     paid-in         earnings    stockholders'
                                     Shares         Amount        Shares       Amount      capital       (deficit)  equity (deficit)
                                     ------        -------        ------       ------    ------------   ----------- ---------------

Balance, April 30, 1997                207,355    $  6,221      1,851,493    $ 55,543    $ 2,444,606    $(1,287,101)   $ 1,219,269
Repurchase of Stock Puts                  --          --           (9,907)       (297)       (30,955)          --          (31,252)
Net Loss                                  --          --             --          --             --       (2,882,185)    (2,882,185)

                                   -----------    --------    -----------    --------    -----------    -----------    -----------

Balance, April 30, 1998                207,355       6,221      1,841,586      55,246      2,413,651     (4,169,286)    (1,694,168)
Repurchase of Stock Puts                  --          --           (5,944)        (59)       (18,693)          --          (18,752)
Conversion of Stock Puts to Debt          --          --          (21,397)       (214)       (67,285)          --          (67,499)
Cancellation of Escrowed Shares        (11,736)       (117)      (111,147)     (1,111)         1,228           --             --
Effect of One for Three
 Reverse Split                            --        (4,148)          --       (36,831)        40,979           --             --
Net Earnings                              --          --             --          --             --        1,151,273      1,151,273

                                   -----------    --------    -----------    --------    -----------    -----------    -----------

Balance, April 30, 1999                195,619       1,956      1,703,098      17,031      2,369,880     (3,018,013)      (629,146)

Cancellation of Preferred
 Shares                               (195,619)     (1,956)          --          --            1,956           --             --
Issuance of Common Stock
 under Stock Options                     5,991

                                          --          --           37,004         370         15,621           --
Net Earnings                              --          --             --          --             --        2,006,454      2,006,454

                                   -----------    --------    -----------    --------    -----------    -----------    -----------

Balance, April 30, 2000                   --       $  --        1,740,102    $ 17,401    $ 2,387,457    $(1,011,559)   $ 1,393,299
                                   ===========    ========    ===========    ========    ===========    ===========    ===========





                                                    OMNI RAIL PRODUCTS, INC.
                                                         AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED APRIL 30, 2000


                                                                            2000                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                   -----------           ---------           ---------

NET EARNINGS (LOSS)                                                     $ 2,006,454           1,151,273          (2,882,185)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                                               206,694             161,417             587,552
(GAIN) LOSS ON SALE OF ASSETS                                                 4,190            (164,049)            (29,683)
ASSET IMPAIRMENT - WRITE DOWN OF ASSETS                                        --                  --             1,239,567
DEFERRED INCOME TAXES                                                      (493,000)               --                  --
CHANGE IN ASSETS AND LIABILITIES:
ACCOUNTS RECEIVABLE                                                        (148,693)            374,943             (35,171)
INVENTORIES                                                                (262,982)             93,137           1,070,943
PREPAID EXPENSES AND DEPOSITS                                               (27,417)                917             (31,478)
ACCOUNTS PAYABLE                                                            (17,886)           (404,513)            520,600
ACCRUED LIABILITIES                                                         (24,733)           (579,097)            377,038
                                                                        -----------         -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,242,627             634,028             817,183
                                                                        -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                           5,623             842,557             571,038
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                  (410,940)           (253,592)           (231,802)
PROCEEDS FROM SALE OF SECURITIES                                               --                  --               752,573
                                                                        -----------         -----------         -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (405,317)            588,965           1,091,809
                                                                        -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
NET PAYMENT ON NOTES PAYABLE                                               (999,762)         (1,612,148)         (1,071,440)
PAYMENTS ON LONG-TERM AND OTHER DEBT                                       (913,952)           (762,964)           (552,058)
PROCEEDS FROM LONG-TERM DEBT FINANCING                                    1,181,946                --                  --
BORROWINGS ON SUBORDINATED AND OTHER DEBT                                      --               813,274                --
RREPURCHASE OF STOCK                                                           --               (18,752)            (31,252)

SALE OF STOCK UNDER OPTIONS                                                  15,991                --                  --

                                                                        -----------         -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                      (715,777)         (1,580,590)         (1,654,750)

                                                                        -----------         -----------         -----------

(DECREASE) INCREASE IN CASH                                                 121,533            (357,597)            254,242
CASH AT BEGINNING OF YEAR                                                    36,280             393,877             139,635

                                                                        -----------         -----------         -----------

CASH AT END OF YEAR                                                     $   157,813              36,280             393,877
                                                                        -----------         -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
INTEREST                                                                $   442,747             530,355             768,630
INCOME TAXES                                                                   --                  --                 1,894
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
ISSUANCE OF DEBT IN EXCHANGE FOR COMMON STOCK                                  --                67,499                --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                            OMNI RAIL PRODUCTS, INC.
                     AND SUBSIDIARY OMNI RAIL PRODUCTS, INC.

                   Notes to Consolidated Financial Statements

                    April 30, 2000, 1999 and 1998 Statements


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

     The Company designs, engineers, manufactures and distributes a variety of rubber, rubber/concrete and concrete premium grade railroad crossing surface products primarily for the United States market. OMNI's products are approved by all major North American Class 1 railroads, such as Burlington Northern-Santa Fe, CSX Transportation, Union Pacific and many regional railroads and transit systems. From its operating facilities in Illinois and Texas and through its relationships with key suppliers, OMNI markets its products to all 50 states and Canada. 62% of the Company's fiscal 2000 sales were concentrated in the three largest United States railroad companies (down from 67% in fiscal 1999) (Note 12).

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

     Advertising Expenses

     Advertising expenses are charged to expense as incurred and were $58,818, $17,346 and $44,424 for 2000, 1999 and 1998, respectively.

     Revenue Recognition

     Revenues are recognized when products are shipped.

     Stock Option Plan

     As permitted by Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB 25, Accounting for Stock Issued to Employees.

     Fair Value of Financial Instruments

     At April 30, 2000 and 1999, the carrying value of cash, trade receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At April 30, 2000 and 1999, the fair value of the Company's long-term debt approximates carrying value as such instruments' stated interest rates do not differ significantly from current market rates available to the Company.

     Basic and Diluted Net Earnings (Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No.128 (FAS 128), Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The calculation of diluted earnings (loss) per share for fiscal year ended April 30, 1998, excludes any potentially dilutive shares as such shares would have an antidilutive affect (Note 11). The Company adopted FAS 128 in fiscal 1998.

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

     Recent Accounting Pronouncements

     The Company adopted Financial Accounting Standards No. 131 (FAS 131), Disclosures About Segments of an Enterprise and Related Information, in fiscal 1999. FAS 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to one business segment, the production and sale of premium railroad crossing materials.

(2) Restructuring charges and Asset Impairments


     In fiscal year 1998, the Company recorded restructuring charges associated with the shut down of two factories and charges associated with the write down and liquidation of manufacturing equipment. These charges are the result of the Company's refocus of its operation into producing primarily concrete and virgin rubber grade crossings and elimination of excess capacity in the Company's recycled rubber manufacturing operations. Total fiscal 1998 charges of $1,684,833 included $1,239,567 in write down of manufacturing equipment to fair value, $226,950 in costs associated with plant shut downs and equipment liquidation, $158,316 in severance costs and $60,000 in other restructuring charges. Total accrued and unpaid restructuring costs at the end of 1998 were $249,295 not including severance costs that were accounted for in accrued compensation. All associated charges were paid during fiscal 1998 and 1999. During fiscal 1999, the Company sold or disposed of virtually all assets written down in fiscal 1998, at amounts at or below the assets' written down values. The Company did not write down its Lancaster, PA facility in fiscal 1998 and sold the facility at a gain of approximately $159,000 in the Company's third quarter of fiscal 1999. In addition, the Company wrote off excess or out of specification inventory as part of the restructuring. During fiscal 1999 the Company recovered certain costs associated with the fiscal 1998 restructuring charge. These recovered costs included accrued anticipated lease charges of $105,435 and accrued severance charges of $25,000.

(3) Inventories

     Inventories consist of the following at April 30, 2000 and 1999:

                                                       2000              1999
                                                   ----------         ----------

Raw materials                                      $  225,952            175,692
Finished goods                                      1,387,693          1,179,971
                                                   ----------         ----------

                                                    1,613,645          1,355,663
Less allowance for excess
or obsolete inventory                                  20,000             25,000
                                                   ----------         ----------

Inventories, net                                   $1,593,645          1,330,663
                                                   ==========         ==========

     In conjunction with the fiscal 1998 restructuring, the Company wrote-off $812,840 of excess and out of specification recycled rubber inventory and included such charge in Cost of sales. Total fiscal 2000, 1999 and 1998 inventory write-offs were $45,000, $14,555 and $1,085,600, respectively.

(4) Property, Plant and Equipment

     Property, plant and equipment consist of the following at April 30, 2000 and 1999:

                                                        2000              1999
                                                     ----------       ----------

Land                                                 $   93,024           93,024
Buildings                                               837,598          812,684
Office furniture, manufacturing
equipment and vehicles                                1,961,150        1,587,694
                                                     ----------       ----------

                                                      2,891,772        2,493,402

Less accumulated depreciation                           793,182          589,246
                                                     ----------       ----------

                                                     $2,098,590        1,904,156
                                                     ==========       ==========

(5) Accrued Liabilities

     Accrued liabilities consist of the following at April 30, 2000 and 1999:

                                                           2000           1999
                                                         --------       --------

Warranties and other customer claims                     $295,960        353,635
Accrued compensation                                      297,631        206,416
Accrued taxes                                              53,801         66,482
Accrued interest                                           88,731         80,162
Other                                                     119,139        173,300
                                                         --------       --------

                                                         $855,262        879,995
                                                         ========       ========

(6) Notes Payable

     The Company has a revolving line of credit with actual balances of $693,373 and $1,396,195 as of April 30, 2000 and 1999, respectively, under a Loan and Security Agreement ("Loan Agreement") with Finova Capital Corporation (Finova). The line of credit allows the Company to borrow up to $1,800,000 against 85% of eligible accounts receivable and 50% of eligible inventory. Interest on the line is at prime plus 1.5% and 2.25%, at April 30, 2000 and 1999, respectively (10% at both April 30, 2000 and 1999). The Company had a capital loan payable to Finova totaling $296,940 at April 30, 1999, payable in monthly installments of $12,500 plus interest of 11.5%. At the end of fiscal 2000, the Company also had a term note payable to Finova of $440,610, payable in monthly installments of $8,474, plus interest of 1.5% over prime. The loans payable to Finova are secured by equipment and inventory. The original maturity date was extended from August 31, 1999 to August 31, 2000 as noted below. The Company is restricted from paying dividends by covenant with Finova.

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

     From time to time the Company has entered into various amendments to the Loan Agreement with Finova. These amendments have modified the various loan agreements providing for certain changes to the underlying provisions of the various notes. On August 12, 1999, the Company entered into Amendment No. 11 to the Loan Agreement ("Amendment") with Finova that extended the due date of the Company's borrowings until August 31, 2000. Under terms of the Amendment, the Company reduced its line of credit facility to $1.8 million of total borrowing availability (previously $3.5 million), and its interest rate to 1.5 % over prime (previously 2.25% over prime). The Amendment also reinstated certain financial covenants that were previously excused under the Company's and Finova's Forbearance Agreement (entered into in fiscal 1999), that include both senior debt and total debt coverage ratios and waives all existing defaults as defined in the Forbearance Agreement.

     As more fully described in Note 13, on June 9, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders, were paid in full, and new term notes and line of credit financing were established with LaSalle. The agreement with LaSalle established $1,724,000 of new three year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. As a result of the foregoing, the Company has reclassified a portion of existing debt that was refinanced as long-term from current debt to long-term debt as of April 30, 2000.

(7) Long-term Debt

     Long-term debt is comprised of the following at April 30, 2000 and 1999:

                                                         2000          1999
                                                      ----------     ---------

Note payable to Capital Consultants in monthly
installments of $13,631, including interest at
10%, payable in full in December 162,825 1999,
secured by real estate.                               $     --         162,825

Note payable to Finova Capital Corporation in
monthly installments of $8,034, including interest
at 1.5% over prime, due August 31, 2000, secured
by all assets.                                           440,610          --

Mortgage payable to financial institution in
monthly installments of $12,750, including
interest at 11.375%, payable in full in December
1999, secured by real estate.                          1,184,045     1,201,279

Secured convertible subordinated notes, interest
payable monthly at 8%. Due October 2003 and
January 2004, with put option for payout in twelve
monthly payments after second anniversary date.
Convertible into common stock at $0.1932 per
share. Subject to Subordination and Standstill
Agreement with Finova.                                  275,160        275,160

Subordinated notes payable to various individuals
and entity, interest paid quarterly beginning
October 15, 1999 at 7% interest and principal paid
quarterly beginning October 15, 2000, with final
payment due July 15, 2003. Subject to
Subordination and Standstill Agreement with
Finova.                                               1,101,027      1,077,114
Other note and capitalized lease with interest of
10%                                                      43,680         60,149
                                                     ----------      ---------
                                                      3,044,522      2,776,527
Less current portion                                    459,461      1,373,412
                                                     ----------      ---------
Long-term debt                                      $ 2,585,061      1,403,115
                                                     ==========      =========

The aggregate principal repayments and reductions required in each of the years ending April 30, 2001 through April 30, 2004 for the Company's long-term debt is as follows:

                           2001               459,461
                           2002               734,070
                           2003               558,840
                           2004             1,292,151
                                            ---------

                                           $3,044,522
                                           ==========


(8) Income Taxes

         The income tax (benefit) expense consists of the following:

                                                   2000                    1999                   1998
                                                ---------               ---------              ---------
Current:
Federal                                         $    --                      --
State                                                --                      --                    1,894
                                                     --                      --                    1,894

Deferred:
Federal                                          (408,178)                   --                     --
State                                             (84,822)                   --
                                                ---------               ---------              ---------

                                                 (493,000)                   --                     --
                                                ---------               ---------              ---------
Total income tax (benefit) expense              $(493,000)                   --                    1,894
                                                =========               =========              =========

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities at April 30, 2000 and 1999 are as follows:

                                                         2000             1999
                                                      ----------       ---------
Deferred tax assets:
Restructuring costs                                   $   14,189          42,567
Warranty reserve                                         113,530         135,654
Legal settlement payable                                 123,390         123,390
Inventory write down                                       7,672           9,590
Bad debt reserve                                          20,360          21,833
Self-insurance reserve                                     2,493           9,313
Other                                                     25,042          14,825
Capital loss carryforward                                273,043         273,043
Net operating loss carryforwards:
Federal                                                  424,282         852,724
State                                                     88,169         177,203
                                                      ----------      ----------
                                                       1,092,170       1,660,142
Less valuation allowance                                  81,263       1,185,580
                                                      ----------      ----------
Net deferred tax asset                                 1,010,907         474,562
                                                      ----------      ----------
Deferred tax liabilities:
Property, plant and equipment, due to
differences in depreciation                              326,127         282,782
Real estate held for sale                                191,780         191,780
                                                      ----------      ----------

Net deferred tax liability                               517,907         474,562
                                                      ----------      ----------

Net deferred tax assets and liabilities               $  493,000            --
                                                      ==========      ==========

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory income tax rate to earnings (loss) before income taxes as a result of the following differences:

                                                   2000                1999                  1998
                                                  ------              ------                ------

Statutory federal income tax rate                  34.0%                34.0%               (34.0)%

State income taxes, net of federal income
tax benefit                                         4.4                  4.4                 (4.3)
Change in valuation allowance                     (73.0)               (41.0)                40.5
Other                                               2.0                  2.6                 (2.1)
                                                 ------               ------                 ----

Effective tax rate                                (32.6)%                0.0%                 0.1%
                                                 ======               ======                 ====

                                      F-12

     The Company has a valuation allowance of $81,263, $1,185,580 and $1,657,570, as of April 30, 2000, 1999 and 1998, respectively. The change in the valuation allowance was ($1,104,317), ($471,990) and $1,167,154, in
     2000, 1999, and 1998, respectively.

     At April 30, 2000 and 1999, the Company had approximately $1,336,000 and $2,684,000, respectively, of net operating loss carryforwards to offset future income for federal and state income tax purposes which will expire 2009 through 2019.

     A provision of the Tax Reform Act of 1986, as amended, requires that net operating loss and credit carryforward utilization be limited when there is a more than 50% cumulative change in ownership of the Company in a 3 year period. Such change in ownership may have occurred with the merger of OMNI into CMDI. The merger affects the CMDI portion of the Company's net operating loss carryforward or approximately $3,376,000, and as such, this amount is not included as a deferred tax asset or in the valuation allowance above. The date of the change and the amount of loss and credits subject to the limitation has not yet been determined. Accordingly, the utilization of the net operating loss and credit carryforwards to remaining future years may be limited. Any future change in the equity structure of the Company may further limit the utilization of the net operating loss carry forwards.

(9) Commitments and Contingencies

     Operating Lease Commitments

     The Company leases office space, vehicles, office equipment and manufacturing equipment, inculding one lease of manurfacturing equipment from a director of the Company, under various operating lease agreements that are either month-to-month or that expire during the next year. The Company's minimum monthly lease payments under the various cancelable and non-cancelable lease agreements are $6,074. Total future minimum lease commitments under non-cancelable leases is $8,645. In addition, the Company, as lessor, leases all of its space at its Grass Valley building, shown under real estate and assets held for sale. Future minimum lease payments to be received on the Company's California facility are $43,000 for fiscal 2001. Lease expense was approximately $80,200, $91,500 and $159,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

     Royalty Agreements

     The Company assumed a royalty agreement with Red Hawk Rubber Co. (Red
     Hawk), from Riedel OMNI Rubber Products, Inc. The Red Hawk agreement provided that the Company pay a 5% royalty on all net sales of products that were being manufactured at the time the agreement was signed until June 1999. Total royalty expense for fiscal years ended April 30, 2000, 1999 and 1998 were $34,625, $167,103 and $113,725, respectively.

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

     Stock Options

     The Company's 1994 Amended and Restated Stock Option Plan (the Plan) provides for granting to employees and consultants of either incentive stock options or non-qualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair m arket value per share at the grant date. Non-qualified stock options generally must be granted at an exercise price of not less than 100% of the fair market value per share at the grant date, although, in certain cases may be granted at 85% of fair market value. The term of options granted under the plan is generally ten years, but in certain cases may be five years. The right to exercise options granted may be fully vested on the grant date. However, in most cases they vest over a period of time as determined by the Company's board of directors in accordance with the Plan.

     The following table presents historic stock option activity under the plan:




                                       2000                           1999                             1998
                            -------------------------         ------------------------         ----------------------
                             Number          Weighted         Number of      Weighted          Number        Weighted
                            of Shares        Average          Shares          Average           of           Average
                                             Exercise                         Exercise         Shares        Exercise
                                              Price                            Price                           Price
---------------------------------------------------------------------------------------------------------------------
Outstanding at               329,740          $1.81           711,835          $2.67           698,199         $2.66
beginning of
year
Granted                       94,000           0.70           206,668           0.42            13,636          3.00
Exercised                    (37,004)         (0.43)             --             --                --            --
Forfeited                    (35,420)         (0.33)         (588,763)         (2.33)             --            --
Expired                      (30,687)         (6.10)             --             --                --            --
Transferred                   33,333           3.00              --             --                --            --
                            --------          -----          --------          -----          --------         -----
Options
outstanding
at April 30                  353,965           1.18           329,740           1.81           711,835          2.67
                            ========          =====          ========          =====          ========         =====

Exercisable at
April 30                     191,299           1.69           206,407           2.63           711,835          2.67
                            ========          =====          ========          =====          ========         =====

--------------------------------------------------------------------------------


     The following table summarizes information about stock options outstanding at April 30, 2000:

                                    Outstanding                                  Exercisable
                 --------------------------------------------------     -----------------------------
Range of                       Weighted Average      Weighted                             Weighted
exercise         Number of     remaining years of    average             Number of        average
price             options      contractual life      exercise price       Options      exercise price
--------------------------------------------------------------------    -----------------------------
$0.27 - 0.94     254,505             8.2                 $0.55             91,839          $0.48
$2.16 - 2.70      37,800             5.8                 $2.39             37,800          $2.39
$3.00 - 3.51      61,660             5.4                 $3.07             61,660          $3.07
                 -------                                                  -------
                 353,965                                                  191,299
                 =======                                                  =======


     The Company adopted SFAS 123 in 1997, and pursuant to its provisions elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. The pro forma effects on net earnings
     (loss) of applying SFAS No. 123 for fiscal years ended 2000 and 1999 were expense of approximately $20,000 and $15,000, respectively, and basic and diluted earnings per share of $0.01 and $0.01. There is no effect on pro forma net loss from applying SFAS No. 123 to the fiscal year ended 1998.

     The weighted average fair values of options at their grant date during 2000, 1999, and 1998, were $0.58, $0.37 and $2.63, respectively. The estimated fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 0.0%; expected volatility of 75%; risk-free interest rate of 6.00 %; and expected life of 10 years.

The Company reserved 1,000,000 shares of common stock for issuance under the plan. At April 30, 2000, there were 646,035 shares available for grant under the plan.

Warrants Outstanding

     CMD issued warrants in conjunction with its initial public offering in 1993, prior to its merger with OMNI. These warrants were due to expire on May 13, 1999. On May 4, 1999 the Company's board of directors extended the exercise date of such warrants until November 15, 1999, on which date the warrants expired.

(11) Earnings Per Share

         The following table reconciles basic earnings per common share (EPS) to diluted EPS for the years ended April 30, 2000 and 1999:



                                                        2000                                      1999
                                      ----------------------------------------     ---------------------------------------
                                       Net             Weighted          Per         Net            Weighted       Per
                                       Earnings         Average          Share     Earnings         Average        Share
                                                        Shares          Amount                      Shares         Amount
--------------------------------------------------------------------------------------------------------------------------

Income available to common            $2,006,454       1,707,201      $   1.18    $1,151,273       1,735,473      $   0.66
shareholders
Effect of dilutive securities:
     Stock Options                          --            61,301         (0.01)         --            24,166         (0.01)
     Convertible Notes                    22,013       1,424,224         (0.53)        7,315         473,301         (0.13)
                                      ----------      ----------      -----       ----------      ----------      -----
Diluted EPS                           $2,028,467       3,192,726      ($  0.64)   $1,158,588       2,232,940      $   0.52
                                      ==========      ==========      =====       ==========      ==========      =====

     The calculation of diluted earnings (loss) per share for the fiscal year ended April 30, 1998, excludes any potentially dilutive shares as such shares would have an antidilutive affect. Total common stock equivalents not used in calculating diluted EPS were 262,126 and 1,504,539 shares in fiscal 2000 and 1999, respectively,and represented stock options and warrants with exercise prices greater than the average market price of the common shares.

(12) Major Customers and Credit Concentration

     The Company does business with and extends credit to a variety of commercial customers, including all of the major railroads in the United States, major cities and municipalities throughout the United States and Canada.

     The Company sells products to customers primarily in the United States. On April 30, 2000 and 1999, 100% and 88% , respectively, of the trade receivables were concentrated within the domestic railroad industry, and 0% and 12%, respectively, of trade receivables were with companies and distributors located in foreign countries. Although the Company does not currently foresee a credit risk associated with its receivables, repayment is somewhat dependent upon the financial stability of the companies with which the Company does business.

(13) Subsequent Event

     Refinancing of the Company's Senior Debt

     Subsequent to year end the Company negotiated a new senior lending facility with Lasalle Business Credit that includes a $2,500,000 line of credit, secured by accounts receivable and inventories, and term notes of $1,724,000 secured by the Company's real estate and equipment. The financing arrangements also include a $2,500,000 acquisition facility and a $300,000 capital equipment facility. The notes are for a three year term ending June 2003 and bear interest at 1% over prime.

Item 8 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
       ------------------------------------------------------------

     None.


                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) in the Exchange Act.

     The executive officers and directors of the Company are as follows:


              NAME              AGE                       POSITION
              ----              ---                       --------

     William E. Cook             51                Chairman of the Board
                                                   Director

     Edward S. Smith             81                Director
     John E. Hart                61                Director and Secretary
     Robert E. Tuzik             49                President and Chief Operating
                                                   Officer
     David C.  Anderson          47                Chief Financial Officer


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

     The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

     William E. Cook served as restructuring consultant and interim Chief Executive Officer of the Company from March 31, 1998 through November 1998, when he accepted a seat on the board of directors and the chairmanship of the board. Mr. Cook, through his company Riptide Holdings, Inc., was hired by the Company to assist with the restructuring and turnaround of the Company. Mr. Cook has been President of Riptide for four years. For the four years prior to that Mr. Cook was President, CEO, a director and board chairman of DDL Electronics, Inc., a New York Stock Exchange company with printed circuit board and electronic contract assembly manufacturer operations in the United States and Europe. Prior to that, Mr. Cook was a partner with TBM Associates, a venture capital firm based in Boston, Massachusetts. Prior to that, Mr. Cook was President and CEO of Signal Technology, Inc., an RF and microwave products company he co-founded as CEO in 1981. Mr. Cook acts as a consultant to and/or serves on the boards of several private companies. From June of 1999 through March 2000, Mr. Cook served as a director and chairman of Uniax Corporation, a developer of polymer electronic display technologies, primarily for wireless device markets. Uniax was sold to E.I. Du Pont De Nemours and Company in March 2000. Since August, 1999, Mr. Cook has served on the board of directors of Sparta, Inc., a reporting company which performs a wide range of scientific, engineering and technical assistance services as a contractor for the U.S. military services and other agencies of the Department of Defense. Mr. Cook has both undergraduate and graduate degrees in Engineering from North Carolina State University and a Masters degree in Business Administration from the MIT Sloan School of Management.

     Edward S. Smith has been a director of the Company since closing of the merger with OMNI on April 30, 1997. He had been a director of OMNI from 1994 to the closing of the merger. Mr. Smith is President/Owner of Ted Smith & Company. He is the former chairman and CEO of Omark Industries, Inc., an international manufacturer of cutting chain for chain saws, hydraulic log loaders and sporting ammunition. His business activity during the last five years has been concentrated on private investing and board memberships. He served on the board of directors of Georgia Gulf Corporation from May, 1985, until his retirement from the board in May, 2000. Currently he serves on the board of directors of Expert Systems Publishing Company.

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

     Robert E. Tuzik has been President and Chief Operating Officer of the Company since October 1998. Prior to that Mr. Tuzik was Vice President - Sales and Marketing of the Company since closing of the merger with OMNI on April 30, 1997. He had been Vice President - Sales and Marketing of OMNI from 1996 to the closing of the merger. From 1995 to 1996 he owned and operated Talus Associates, specializing in railway marketing and media relations. From 1989 to 1995 he was editor of Railway Track and Structures and engineering editor of Railway Age, the preeminent railway industry trade publications. Prior to that he worked for 12 years in a variety of operating positions from switchman to supervisor of operations for the Santa Fe Railway. Mr. Tuzik holds a BA in English and MS in Journalism from the University of Illinois at Chicago and Northwestern University.

     Effective July 19, 2000, David C. Anderson was appointed Vice President Finance and Treasurer of the Company. Mr. Anderson has more than sixteen years experience in management of manufacturing companies in various capacities, including Chief Financial Officer, Chief Operating Officer and Chief Executive Officer. Since August 1999, he had been Chief Executive Officer of Workstation Technologies, Inc., a remanufacturer and value added reseller of Sun Microsystems equipment and software, managing a work-out situation. Prior to that, Mr. Anderson served for a year as Chief Financial Officer and Chief Operating Officer of Fulfillment Plus, Inc., a provider of fulfillment, telemarketing and e-commerce media services to telephone companies. For two and one-half years prior to that, Mr. Anderson was Chief Financial Officer of Century Electronics Manufacturing, Inc., a $125M high volume electronic component contract manufacturer. During 1991 to 1995, Mr. Anderson was Vice President and General Manager of AJ Electronics, Inc. (a subsidiary of DDL Electronics, NYSE) a $27M electronic component contract manufacturer with 150 employees. Mr. Anderson holds a BS degree in Business from the University of Rhode Island.

     On February 8, 2000, Mr. Kreitzberg filed a Form 5 reporting a June, 1997, disposition of shares to the Company pursuant to a put agreemet; cancellation, as of July, 1998, of shares held in escrow pursuant to the agreement for merger of OMNI and the Company; reduction in the number of shares held as a result of the reverse split of the Company's stock in February, 1999; and, five open market acquisitions from March 18 to November 5, 1999 for a total of 25,000 shares.

Item 10 Executive Compensation

     The following table sets forth remuneration paid to certain executive officers for the fiscal years ended April 30, 2000, 1999 and 1998 respectively:

                                                                                                   Long-Term
                                            Annual Paid Compensation                              Compensation
                               --------------------------------------------------- ----------------------------------------
                                                                       Other       Securities
                                   Year                               Annual       Underlying
                                  Ended                               Compen-       Options          LTIP       All other
Name and Principal Position     April 30     Salary         Bonus     sation         SARs          Payments       Comp.
---------------------------     --------     ------        -------     -------     -----------     --------     ----------

William E. Cook                   2000             0             0      97,500(1)          0             0             0
Chairman                          1999             0             0     141,728(2)     33,334             0             0
                                  1998             0             0      30,000             0             0             0

Robert E. Tuzik                   2000       110,000        28,000(3)        0        50,000             0             0
President and COO                 1999        95,940        15,000(3)        0        50,000             0             0


Michael L. DeBonny (4)            1999             0             0           0             0             0       125,000
President and COO                 1998       150,000             0           0             0             0             0


     (1) Includes $30,000 consulting fees accrued to be paid during fiscal 2001 at Mr. Cook's request.

     (2) Represents consulting fees paid during fiscal 1999. Mr. Cook's current contract provides for a monthly consulting fee of $7,500.

     (3) Bonus earned for fiscal year actually paid during following fiscal year.

     (4) Mr. DeBonny resigned from the Company effective April 30, 1998. Pursuant to his employment contract and the settlement agreement reached between him and the Company, Mr. DeBonny was paid $125,000 severance during fiscal 1999.

     The Company's nonsalaried directors receive $500 for each Board meeting attended, and receive $2,500 quarterly, together with reimbursement for out-of-pocket expenses in attending Board meetings.

Item 11 Security Ownership of Certain Beneficial Owners and Management
        --------------------------------------------------------------

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of the date hereof; by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

       Name and Address of                   Number of
        Beneficial Owner (1)                Shares Owned        Percent of Class
        --------------------                ------------        ----------------

       William E. Cook (2)                     686,973             28.2%
       1413 Loniker Drive
       Raleigh, NC  27615

       Michael L. DeBonny                      199,894             11.4%
       16101 Parelius Circle
       Lake Oswego, OR 97034

       John E. Hart (3)                         54,349              3.0%
       Box 2495
       Grass Valley, CA 95945

      Name and Address of                   Number of
        Beneficial Owner (1)                Shares Owned        Percent of Class
        --------------------                ------------        ----------------

       Edward S. Smith (4)                     326,467             16.7%
       921 SW Washington St., Ste. 762
       Portland, OR 97205

       Richard A. Kreitzberg (5)               915,428             38.1%
       3332 El Dorado Loop South
       Salem, OR 97032

       Ronald J. Gangemi (6)                   132,668              7.6%
       11950 Willow Valley Road
       Nevada City, CA 95959

       Robert E. Tuzik (7)                     208,325             10.7%
       1732 Aspen Ct.
       Lake Oswego, OR  97034

       David C.  Anderson (8)                   75,000              4.1%
       975 SE Sandy Blvd., Ste.  200
       Portland, OR 97293

       All officers and directors            1,351,114             46.1%
       as a group (5 persons)

----------
     (1) Assumes no exercise or conversion of outstanding options or other commitments of the Company that are convertible into or exercisable for shares of Common Stock, except that Common Stock obtainable by persons named in the above table upon exercise of options or conversion of debt is deemed outstanding and beneficially owned by such persons in calculating their percentage ownership.

     (2) Includes options held by Mr. Cook to purchase 50,001 shares of Common Stock under the Company's Incentive Stock Option Plan and includes 634,472 shares available on conversion of convertible subordinated notes.

     (3) Includes options held by Mr. Hart to purchase 36,668 shares under the Company's Incentive Stock Option Plan.

     (4) Includes options held by Mr. Smith to purchase 41,642 shares of Common Stock under the Company's Incentive Stock Option Plan and includes 155,280 shares available on conversion of convertible subordinated note.

     (5) Includes shares owned by Mr. Kreitzberg's spouse. Also includes options held by Mr. Kreitzberg to purchase 16,667 shares of Common Stock under the Company's Incentive Stock Option Plan and 634,472 shares available on conversion of convertible subordinated note.

     (6)  Includes shares owned by Mr. Gangemi's spouse and children.

     (7) Includes options held by Mr. Tuzik to purchase 184,991 shares under the Company's Incentive Stock Option Plan.

     (8) Options held by Mr. Anderson to purchase shares under the Company's Incentive Stock Option Plan.

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

     b. No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                Index of Exhibits
                                -----------------

Exhibit #                               Description
---------                               -----------

2.01           Certificate of Incorporation of the Registrant (1)

2.02           Bylaws of the Registrant (1)

2.04           Bylaws of the Registrant as amended December 10, 1994 (1)

2.05           Certificate of Designation of Preferences of Series B Preferred
               Shares(4)

2.06           Amended and Restated Certificate of Incorporation (3)

10.01          Incentive Stock Option Plan (1)

10.06          Merger Agreement and Plan of Reorganization (2)

10.08          Employment Agreement (Mr. DeBonny) (4)

10.09          Lease Agreement for Portland, Oregon Facility, dated May 21,
               1997(3)

10.10          Amended and Restated 1994 Stock Option Plan (8)

10.11          FINOVA Forbearance Agreement dated June 1, 1998 (5)

10.12 Separation Agreement and Mutual Release between the Company and Michael L. DeBonny, he Company's former Chief Executive Officer
               (6)
10.13 Eight Percent Secured Convertible Subordinated Note Agreement ("Subordinated Note") between the Company and William E. Cook, the Company's Board Chairman (7)
10.14 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for conversion of the Subordinated
               Note (7)

10.15 Subordinated Security Agreement granting William E. Cook a security interest in all assets of the Company, subordinated to certain Senior lenders (7)

Exhibit #                               Description
---------                               -----------

10.16 Eight Percent Secured Convertible Subordinated Note Agreements ("Subordinated Notes") between the Company and Richard A Kreitzberg (8)

10.17 Eight Percent Secured Convertible Subordinated Note Agreements ("Subordinated Notes") between the Company and Edward S. Smith, a member of the Company's board of directors (8)

10.18 Registration Rights Agreement, establishing Note Holder's rights and Company requirements for registration of shares issued upon conversion of the Subordinated Note (8)

10.19 Subordinated Security Agreement granting Richard A. Kreitzberg and Edward S. Smith a security interest in all assets of the Company, subordinated to certain Senior lenders (8)

10.20 Addendum to Subordinated Security Agreement, between the Company and William E. Cook (8)

10.21 Addendum to Eight Percent Secured Convertible Subordinated Note, between the Company and William E. Cook (8)

10.22 Amendment No. 11 to Loan and Security Agreement between the Company and Finova Capital Corporation, including exhibits (9)

10.23 Term Loan A Promissory Note between the Company and Finova Capital Corporation (9)

10.24 Filed herein, Loan and Security Agreement dated as of June 2, 2000 with LaSalle Business Credit

24.08          Consent of KPMG dated August 14, 2000 filed herewith

27             Financial Data Schedule--April 30, 2000

     (1) Previously filed as part of the Company's SB-2 Registration Statement filed on February 11, 1994, as amended and effective on May 13, 1994.

     (2) Previously filed as an Exhibit to the Company's Form 8-K filed May 2, 1997.

     (3) Previously filed as an Exhibit to the Company's Proxy filed pursuant to Regulation 14A on April 3, 1998

     (4) Previously filed as an Exhibit to the Company's Form 10-KSB filed for the fiscal year ended April 30, 1997.

     (5) Previously filed as an Exhibit to the Company's Form 10-KSB filed for the fiscal year ended April 30, 1998.

     (6) Previously filed as an Exhibit to the Company's Form 8-K on August 27, 1998.

     (7) Previously filed as an Exhibit to the Company's form 10-QSB on December 15, 1998.

     (8) Previously filed as an Exhibit to the Company's form 10-QSB on March 17, 1999.

     (9) Previously filed as an Exhibit to the Company's form 10-QSB on September 17, 1999.

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





OMNI Rail Products, Inc.
   (Registrant)





By  /s/ Robert E. Tuzik
  ----------------------------------
    (Signature and Title)
              Robert E. Tuzik
              President and Chief Operating Officer



Date August 12, 2000
     ---------------



     In accordance with the Exchange Act, this report has bee signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By     /s/ David C.  Anderson               By   /s/ William E. Cook
    ------------------------------               -------------------------------
   (Signature and Title)                         (Signature and Title)
          David C.  Anderson                         William E. Cook
          Chief Financial Officer                    Chairman of the Board



Date  August 12, 2000                       Date  August 12, 2000
      ---------------                             ---------------


By /s/ John E. Hart                         By:   /s/  Edward S. Smith
   ----------------                               ------------------------------
(Signature and Title)                             (Signature and Title)
       John E. Hart                                    Edward S. Smith
       Director                                        Director


Date August 12, 2000                        Date  August 12, 2000
     ---------------                              ---------------