Form 10QSB
period 2000-07-31
OMNI RAIL PRODUCTS INC
filed 2000-09-13
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended July 31, 2000

__   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ______________

Commission file number Securities Act Registration No. 33-75276

                            OMNI Rail Products, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                       68-0281098
-------------------------------             ------------------------------------
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE


                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ____  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,177,994 Common Shares at $.01 par value outstanding as of August 15, 2000

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                      INDEX


PART I. FINANCIAL

     Item 1. Financial Statements

             Unaudited Condensed Consolidated Balance Sheets................   3

             Unaudited Condensed Consolidated Statements of Operations......   4

             Unaudited Condensed Consolidated Statements of Cash Flows......   5

             Notes to Unaudited Condensed Consolidated Financial
             Statements.....................................................   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................   8


PART II. OTHER INFORMATION..................................................  10

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES..................................................................  11

                     OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  July 31, 2000   April 30, 2000
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------
                                     ASSETS
                                     ------

Current Assets:
     Cash                                          $   114,264      $   157,813
     Accounts receivable, net                        2,093,055        1,627,030
     Inventories, net                                2,042,501        1,593,645
     Current deferred tax benefit                         --            168,000
     Prepaid expenses and deposits                      86,235           78,658
                                                   -----------      -----------
   Total current assets                              4,336,055        3,625,146

         Deferred tax benefit                          265,521          325,000
     Real estate held for sale                       1,305,000        1,400,000
     Property, plant and equipment, net              2,086,446        2,098,590
     Other assets                                      107,474             --
                                                   -----------      -----------
                                                   $ 8,100,496      $ 7,448,736
                                                   ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable                              $ 1,639,348      $ 1,462,280
     Accrued liabilities                               734,112          855,262
     Notes payable - bank                            1,025,413          748,029
     Current portion of long-term debt                 405,066          404,805
                                                   -----------      -----------
             Total current liabilities               3,803,939        3,470,376

Long-term debt, less current portion                 2,534,325        2,585,061

Stockholders' equity:
     Common stock                                       17,534           17,401
     Additional paid in capital                      2,393,324        2,387,457
     Accumulated deficit                              (648,626)      (1,011,559)
                                                   -----------      -----------
         Total stockholders' equity                  1,762,232        1,393,299
                                                   -----------      -----------
                                                   $ 8,100,496      $ 7,448,736
                                                   ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.



                           OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Quarter        Quarter
                                                                   Ended          Ended
                                                                July 31,2000   July 31,1999
                                                                ------------   ------------

        Sales                                                   $ 3,815,390    $ 3,420,789
        Cost of sales                                             2,558,823      2,468,620
                                                                -----------    -----------
             Gross profit                                         1,256,567        952,169

        Selling expenses                                            235,654        222,785
        Administrative expenses                                     326,243        311,620
        Research, development and engineering                        16,857         14,370
                                                                -----------    -----------
                                                                    578,754        548,775

             Income from operations                                 677,813        403,394

        Other income (expense):
             Interest expense                                       (99,550)      (117,973)
             Miscellaneous income                                    25,293         31,716
             Loss on fair value of asset held for resale            (95,000)          --
                                                                -----------    -----------

                 Total other expense                               (169,257)       (86,257)

           Income before tax and extraordinary item                 508,556        317,137

        Income tax                                                  204,462           --
                                                                -----------    -----------

        Income before extraordinary item                            304,094        317,137
           Extraordinary item:
                Gain on debt refinancing net of tax ($36,617)        58,839           --

                  Net income                                    $   362,933    $   317,137
                                                                ===========    ===========

Basic income per common share
        Before extraordinary item                               $      0.17    $      0.19
                                                                ===========    ===========
        Net income                                              $      0.21    $      0.19
                                                                ===========    ===========
Diluted income per share
        Before extraordinary item                               $      0.09    $      0.10
                                                                ===========    ===========
        Net income                                              $      0.11    $      0.10
                                                                ===========    ===========

        Weighted average common shares outstanding                1,745,231      1,703,098
                                                                ===========    ===========
        Weighted average diluted shares outstanding               3,320,143      3,243,990
                                                                ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                                       4


                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Quarter      Quarter
                                                             Ended        Ended
                                                          July 31,2000 July 31,1999
                                                          ------------ ------------

Cash Flows from Operating Activities
Net income                                                 $ 362,933    $ 317,137
Adjustments to reconcile net earnings to
   Net cash provided by operating activities:
     Depreciation and amortization                            73,575       44,898
     Loss on fair value of asset held for sale                95,000         --
     Gain on debt refinancing                                (95,456)        --
     Change in assets and liabilities:
         Accounts receivable                                (452,725)     (47,862)
         Inventories                                        (448,856)    (279,855)
         Prepaid expenses and deposits                       (20,877)     (13,535)
         Accounts payable                                    177,068      144,193
         Accrued liabilities                                (121,150)     (52,742)
         Deferred taxes                                      227,479         --

     Net cash provided by (used in) operating activities    (203,009)     112,234
                                                           ---------    ---------



Cash Flow from Investing Activities
Purchase of plant, property & equipment                      (55,109)     (30,659)
                                                           ---------    ---------

     Net cash provided by (used in) investing activities     (55,109)     (30,659)

Cash Flows from Financing Activities
Sale of common stock under options                             6,000         --
Net borrowings on notes payable                              332,040      230,031
Net borrowings (payments) on long-term debt                   (9,675)      37,685
Loan origination fees on refinancing of term debt           (113,796)        --
                                                           ---------    ---------

     Net cash provided by (used in) financing activities     214,569      267,716
                                                           ---------    ---------

Net increase (decrease) in cash                              (43,549)     349,291

Cash at beginning of period                                  157,813       36,280
                                                           ---------    ---------

Cash at end of period                                      $ 114,264    $ 385,571
                                                           =========    =========


See accompanying notes to unaudited condensed consolidated financial statements.

                                       5

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL INFORMATION

     The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the condensed consolidated financial statements include all adjustments considered necessary for fair presentation. Results for the period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended April 30, 2000, included in the Company's Form 10-KSB.


(2)  DEBT

     On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders, were paid in full, and new term notes and line of credit financing were established with LaSalle. The agreement with LaSalle established $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. This resulted in the Company realizing a gain on debt refinancing of $95,456 (included in net income for the period ended 7/31/2000) and has reclassified a portion of the debt that was refinanced from current to long-term as of April 30, 2000.


(3)  8% SECURED CONVERTIBLE NOTES

     Pursuant to a loan agreement entered into in October 1998 in conjunction with Finova's requirements for completing the company's restructuring and as an inducement for Mr. Cook to join the Board of Directors as Chairman, the Company issued $275,160 in 8% Secured Convertible Notes due in October 2003 and Jan 2004.

     On August 15, 2000 pursuant to the terms of these notes, the holders of the notes converted them to a total of 1,424,224 common shares.

INVENTORIES

     Inventories consist of the following at 7/31/2000, 7/31/1999 and 4/30/2000:


                                 7/31/2000       7/31/1999       4/30/2000
                                 ---------       ---------       ---------

     Finished Goods              $1,684,648      $1,408,307      $1,367,693

     Raw Materials               $  357,853      $  202,211      $  225,952
                                 ----------      ----------      ----------

     Total Inventory             $2,042,501      $1,610,518      $1,593,645



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

     The following table reconciles basic earnings per common share (EPS) to diluted EPS for the first quarter ended July 31, 2000:


                                        Weighted Average            Per share
                                             Income       Shares      amount
                                             ------       ------      ------

     Income before extraordinary item       $ 304,094    1,745,231   $   0.17
      Net income                            $ 362,933    1,745,231   $   0.21

     Effect of dilutive securities:
     Stock options                                         150,688
     8% Convertible notes                       5,503    1,424,224
     Effect before extraordinary item                                $  (0.08)
     Effect after extraordinary item                                 $  (0.10)

        Income before extraordinary item    $ 309,597    3,320,143   $   0.09
        Net income                          $ 368,436    3,320,143   $   0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended July 31, 2000 and 1999 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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


     Results of Operations -- Quarter ended July 31, 2000 compared with the Quarter ended July, 31,1999

                                          As of and for the Quarters Ended
                                                        July 31
                                          --------------------------------

                                                1999
                                                ----

     Revenue ($)                             3,815,390       3,420,789
     - As percent of revenue:
          Gross Profit                            32.9%           27.8%
          Earnings from Operations                17.8%           11.8%
          Net Income                               9.5%            9.3%
     Basic income per share
          Before extraordinary item         $      0.17     $      0.19
          Net income                        $      0.21     $      0.19
     Diluted income per share
          Before extraordinary item         $      0.09     $      0.10
          Net income                        $      0.11     $      0.10


SALES (Revenue)

     The Company derives its sales from the sale of highway-rail grade crossings to railroads, general contractors and municipalities. Revenues for the quarter ended July 31, 2000 increased from the same quarter last year by $394,601 or a increase of 11.5%.

     Sales of recycled rubber products were eliminated by the end of the first quarter of fiscal 1999. The change in product sales mix is the result of buying trends of the Company's major customers. Because the Company's largest customers have different product preferences, the wide swings in their individual annual buying patterns have a significant impact on the Company's product sales mix.


COST OF SALES

     Cost of sales increased from $2,468,620 in the quarter ended July 31, 1999 to $2,558,823 in the quarter ended July 31, 2000, an increase of 3.7%. The greatest part of this increase is directly related to higher sales. At the same time the company has experienced gross margins improvement in both concrete and rubber manufactured products. Gross Margins increased over the previous quarter ended 7/31/99 by 5.1% and is primarily due to increased operating efficiencies and lower production costs.


SELLING EXPENSES

     Selling expenses for the Quarter ended July 31, 2000, were $235,654 compared to $222,785 for the Quarter ended July 31, 1999. The increase is primarily related to higher sales commissions.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ended July 31, 2000, increased to $326,243 representing a $14,623 or 4.7% increase over the same quarter last year. The increase is mostly related to increases in salary and bonus expenses while at the same time, several other expenses are down from the Quarter ended 7/31/1999. These expenses were related to environmental costs incurred as part of the Company's withdrawal from the recycled rubber business and closure of its Portland, Oregon manufacturing facility.


RESEARCH, DEVELOPMENT AND ENGINEERING

     Engineering expenses for the quarter ended July 31, 2000, increased to $16,857 representing a $2,487 or 17.3% increase over the same quarter last year. The increase is primarily due to increased benefits expense for the period. Offsetting this increase was a reduction of $1,550 in engineering salary expense.


INTEREST EXPENSE

     Interest expense for the quarter ended July 31, 2000, was $99,550 as compared to $117,973 for the quarter ended July 31, 1999. The decrease reflects the Company's substantial reduction of its term debt and lower borrowing on the Company's revolving line of credit (a $772,574 reduction in the total debt outstanding between fiscal first quarter 2001 versus
     2000).

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2000, the Company had a cash balance of $114,264. The Company's operating activities used cash of $203,009 during the first Quarter ended 7/31/00 compared to generating cash of $112,234 for the Quarter dated 7/31/1999. The decrease in cash generated is primarily the result of an increase in Inventory of $448,856, an increase in accounts receivable of $452,725, and is partially offset by a decrease in deferred tax benefit of $227,479. The increase in inventory is primarily related to customers expected delivery requirements, while the increase in receivables relates to higher sales over the previous fiscal quarter.

     The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from its credit facility based on a percent of eligible account receivable and inventory. On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders were paid in full. New term notes and lines of credit financing were established with LaSalle. The agreement with LaSalle provided for $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. This resulted in the Company realizing a gain on debt refinancing of $95,456 (included in net income for the period ended 7/31/2000) and has reclassified a portion of the debt that was refinanced from current to long-term as of April 30, 2000.

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

     Not applicable

     Item 5. Other Information
     -------------------------

     Not applicable

     Item 6. Exhibits and Reports on Form 8-K
     ----------------------------------------

     (a)  Exhibits

          10.22 Amendment No. 11 to Loan and Security Agreement between the Company and Finova Capital Corporation. Previously filed as an exhibit to the Company's Form 10-QSB filed on September 17,1999.

          10.23 Term Loan A Promissory Note between the Company and Finova Capital Corporation. Previously filed as an exhibit to the Company's Form 10-QSB filed on September 17,1999.

          10.24 Loan and Security Agreement dated as of June 2, 2000 with LaSalle Business Credit. Previously filed as an exhibit to the Company's Form 10-KSB for fiscal year ended 4/30/2000.

          27        Financial Data Schedule July 31, 2000.


     (b)  Reports on Form 8-K

          A Form 8-K was filed on July 17,2000, pursuant to Item 5, Other Event, concerning the Financial Statements for the FYE 4/30/2000.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMNI Rail Products, Inc.
                                           ------------------------
                                           Registrant


September 13, 2000                         /s/ Robert E. Tuzik
------------------                         -------------------
Date                                       Robert E. Tuzik
                                           President and Chief Operating Officer


September 13, 2000                         /s/ David C. Anderson
------------------                         ---------------------
Date                                       David C Anderson
                                           Chief Financial Officer