Form 10QSB
period 2000-10-31
OMNI RAIL PRODUCTS INC
filed 2000-12-20
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

     For the quarterly period ended October 31, 2000

__   Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to ____________


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


                    975 SE Sandy Blvd. Portland, Oregon 97214
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  (503)230-8034
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,178,528 Common Shares at $.01 par value outstanding as of October 31,2000

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                      INDEX


PART I.   FINANCIAL

    Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets......................3

         Unaudited Condensed Consolidated Statements of Operations............4

         Unaudited Condensed Consolidated Statements of Cash Flows............5

         Notes to Unaudited Condensed Consolidated Financial
         Statements...........................................................6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................8


PART II.  OTHER INFORMATION..................................................10

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults on Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K


SIGNATURES...................................................................12

                     OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                               October 31, 2000   April 30, 2000
                                                  (Unaudited)         Audited
ASSETS                                            -----------       -----------
------

   Current Assets:
        Cash                                       $    98,555      $   157,813
        Accounts receivable, net                     1,981,538        1,627,030
        Inventories, net                             2,331,444        1,593,645
        Current deferred taxes                            --            168,000
        Prepaid expenses and deposits                  109,783           78,658
                                                   -----------      -----------
            Total current assets                     4,521,320        3,625,146

        Deferred taxes                                 153,748          325,000
        Real estate held for sale                    1,305,000        1,400,000
        Property, plant and equipment, net           2,073,130        2,098,590
        Other assets                                    97,991             --
                                                   -----------      -----------

                                                   $ 8,151,189      $ 7,448,736
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   Current Liabilities:
        Accounts payable                           $ 1,278,783      $ 1,462,280
        Accrued liabilities                            607,244          855,262
        Notes payable                                1,539,375          748,029
        Current portion of long-term debt              384,755          404,805
                                                   -----------      -----------
            Total current liabilities                3,810,157        3,470,376

   Long-term debt, less current portion              2,137,186        2,585,061

   Stockholders' equity:
        Common stock                                    31,785           17,401
        Additional paid in capital                   2,654,330        2,387,457
        Accumulated deficit                           (482,269)      (1,011,559)
                                                   -----------      -----------
            Total stockholders' equity               2,203,846        1,393,299
                                                   -----------      -----------

                                                   $ 8,151,189      $ 7,448,736
                                                   ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.



                                     OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended            Six Months Ended
                                                             October 31,                   October 31,
                                                         2000           1999          2000           1999
                                                     -----------    -----------    -----------    -----------
Sales                                                $ 3,158,657    $ 3,973,828    $ 6,974,047    $ 7,394,617
Cost of sales                                          2,199,022      2,770,540      4,757,845      5,239,160
                                                     -----------    -----------    -----------    -----------
     Gross profit                                        959,635      1,203,288      2,216,202      2,155,457

Selling expenses                                         232,889        265,534        468,543        488,319
Administrative expenses                                  341,544        328,415        667,787        640,035
Research, development and engineering                     30,365         14,859         47,222         29,229
                                                     -----------    -----------    -----------    -----------
                                                         604,798        608,808      1,183,552      1,157,583

     Income from operations                              354,837        594,480      1,032,650        997,874

Other income (expense):
     Interest expense                                    (98,536)      (117,045)      (198,086)      (235,018)
     Miscellaneous income                                  8,229         24,276         33,521         55,992
     Loss on fair value of asset held for resale            --             --          (95,000)          --
                                                     -----------    -----------    -----------    -----------
         Total other expense                             (90,307)       (92,769)      (259,565)      (179,026)

Income before tax and extraordinary item                 264,530        501,711        773,085        818,848

Income tax                                                98,172           --          302,634           --
                                                     -----------    -----------    -----------    -----------

Income after tax and extraordinary item                  166,358        501,711        470,451        818,848

Extraordinary  item:
Gain on debt refinancing net of tax ($36,617)               --             --           58,839           --

         Net income                                  $   166,358    $   501,711    $   529,290    $   818,848
                                                     ===========    ===========    ===========    ===========

Basic income per common share
         Before extraordinary item                   $      0.06    $      0.29    $      0.20    $      0.48
                                                     ===========    ===========    ===========    ===========
         Net income                                  $      0.06    $      0.29    $      0.23    $      0.48
                                                     ===========    ===========    ===========    ===========

Diluted income per share
         Before extraordinary item                   $      0.05    $      0.16    $      0.15    $      0.26
                                                     ===========    ===========    ===========    ===========
         Net income                                  $      0.05    $      0.16    $      0.16    $      0.26
                                                     ===========    ===========    ===========    ===========

Weighted average common
         shares outstanding                            2,958,853      1,703,098      2,348,771      1,703,098

Weighted average diluted
         shares outstanding                            3,268,117      3,209,342      3,256,150      3,209,342


               See accompanying notes to unaudited condensed consolidated financial statements.

                                                      4


                       OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Six months    Six months
                                                            Ended         Ended
                                                         Oct. 31,2000  Oct. 31,1999
                                                         ------------  ------------
Cash Flows from Operating Activities
Net income                                                 $ 529,290    $ 818,848
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           152,386       96,779
     Loss on fair value of asset held for sale                95,000         --
     Gain on debt refinancing                                (95,456)        --
     Change in assets and liabilities:
         Accounts receivable                                (354,208)    (595,030)
         Inventories                                        (737,799)    (130,872)
         Prepaid expenses and deposits                       (31,125)     (29,862)
         Accounts payable                                   (183,497)     228,724
         Accrued Liabilities                                (248,018)     (85,326)
         Deferred taxes                                      339,252         --
                                                           ---------    ---------

     Net cash provided by (used in) operating activities    (534,475)     303,261


Cash Flow from Investing Activities
Purchase of plant, property & equipment                     (111,121)    (156,774)
                                                           ---------    ---------

     Net cash provided by (used in) investing activities    (111,121)    (156,774)

Cash Flows from Financing Activities
Sale of common stock under options                             5,954         --
Borrowings on notes payable - bank                           791,346     (114,936)
Borrowings (payments) on long-term debt                      (97,166)      (5,243)
Loan origination fees on refinancing of term debt           (113,796)        --
                                                           ---------    ---------

     Net cash provided by (used in) financing                586,338     (120,179)
                                                           ---------    ---------

Net increase (decrease) in cash                              (59,258)      26,308

Cash at beginning of period                                  157,813       36,280
                                                           ---------    ---------

Cash at end of period                                      $  98,555    $  62,588
                                                           =========    =========


See accompanying notes to unaudited condensed consolidated financial statements.

                                        5

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  INTERIM FINANCIAL INFORMATION

     The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the condensed consolidated financial statements include all adjustments considered necessary for fair presentation. Results for the period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended April 30, 2000, included in the Company's Form 10-KSB.


(2)  DEBT

     On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders, were paid in full, and new term notes and line of credit financing were established with LaSalle. The agreement with LaSalle established $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. This resulted in the Company realizing a gain on debt refinancing of $95,456 (included in net income for the period ended 7/31/2000) and has reclassified a portion of the debt that was refinanced from current to long-term as of April 30, 2000. As of 10/31/00 the Company was in compliance with all bank and debt covenants.


(3)  8% SECURED CONVERTIBLE NOTES

     Pursuant to a loan agreement entered into in October 1998 in conjunction with Finova's requirements for completing the Company's restructuring and as an inducement for Mr. Cook to join the Board of Directors as Chairman, the Company issued $275,160 in 8% Secured Convertible Notes due in October 2003 and Jan 2004.

     On August 15, 2000 pursuant to the terms of these notes, the holders of the notes converted them into a total of 1,424,224 common shares.



(4)  INVENTORIES

     Inventories  consist  of  the  following  at  10/31/2000,   10/31/1999  and
     4/30/2000:

                                10/31/2000         10/31/1999        4/30/2000
                               ------------       ------------     ------------

     Finished Goods            $  2,031,671       $  1,280,703     $  1,367,693

     Raw Materials             $    299,773       $    180,832     $    225,952
                               ------------       ------------     ------------
     Total Inventories         $  2,331,444       $  1,461,535     $  1,593,645



(5)  BASIC AND DILUTED NET INCOME PER COMMOM SHARE

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



     The following table reconciles basic earnings per common share to diluted
     EPS for the three and six months ended October 31,2000;

                                                           Income              Wt average shares      Per share amount
                                                   3 months      6 months    3 months     6 months   3 months   6 months
                                                   --------      --------    --------     --------   --------   --------
     Income before extraordinary item              $166,358      $470,451    2,958,853   2,348,771     $0.06      $0.20
     Net income                                    $166,358      $529,290    2,958,853   2,348,771     $0.06      $0.23

     Effect of dilutive securities:
       Stock options                                                            90,153      82,419
       8% Convertible notes                        $    844      $  6,347      219,111     824,960
       Effect before extraordinary item                                                               ($0.01)   ($0.05)
       Effect after extraordinary item                                                                ($0.01)   ($0.07)

     Income before extraordinary item (diluted)    $167,202      $476,798    3,268,117   3,256,150     $0.05     $0.15
     Net income (diluted)                          $167,202      $535,637    3,268,117   3,256,150     $0.05     $0.16


                                        7

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     Results of Operations
     ---------------------

     The following Selected Financial Data for the periods ended October 31, 2000 and 1999 have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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

     Results of Operations -- Quarter and six months ended October 31, 2000 compared with the Quarter and six months ended October 31,1999;

                                           3 Months Ended            Six Months Ended
                                             October 31                 October 31
                                       -----------------------   ------------------------
                                          2000         1999         2000          1999
                                       ----------   ----------   ----------    ----------
     Revenue                           $3,158,657   $3,973,828   $6,974,047    $7,394,617
     - As a percent of revenue:
          Gross Profit                     30.4%        30.3%        31.8%         29.2%
          Income from Operations           11.2%        15.0%        14.8%         13.5%
          Net income                        5.3%        12.6%         7.6%         11.1%
     Basic income per share
          Before extraordinary item        $0.06        $0.29        $0.20         $0.48
          Net income                       $0.06        $0.29        $0.23         $0.48
     Diluted income per share
          Before extraordinary item        $0.05        $0.16        $0.15         $0.26
          Net income                       $0.05        $0.16        $0.16         $0.26



SALES (Revenue)

     The Company derives its revenues from the sale of highway-rail grade crossings to railroads, general contractors and municipalities. Changes from period to period in product sales mix is highly dependent on the procurement trends of the Company's major customers, seasonal construction activity, railroad product requirements, product application preferences, and the overall financial health of the railroad industry and the Company's customers.

     Total Sales for the first six months ended October 31, 2000 were $6,974,047 and is a decrease from the same six-month period last year of $420,570 or 5.7%. During the six-month period ended 10/31/00, sales of rubber highway-rail grade crossings decreased and concrete highway-rail grade crossings sales increased. Sales for the quarter ended 10/31/00 were $3,158,657, a reduction of $815,171 or a 20.5% decrease over the same period last year.

     The sales decrease during the quarter and six-month period ended 10/31/00 is attributable to reduced product shipments to the Class I railroads, which is the result of a general slowdown in railroad industry capital expenditures for the last quarter.

COST OF SALES

     The Company manufactures a full product line of concrete and rubber highway-rail grade crossings. Cost of Sales and gross margins can vary significantly depending on the mix of products manufactured and shipped during any comparative period.

     For the six-month period ended 10/31/00 Cost of Sales was reduced $481,315 or 9.2% as compared to the same period last year. The decrease in Cost of Sales is related to $420,570 in lower revenue for the period. Additionally, the Company realized a gross margin improvement of 2.8% which is the result of increased productivity and lower product manufacturing costs.

     For the second quarter ended 10/31/00 Cost of Goods Sold decreased $571,518, or 20.6%. The decrease is related to lower product shipments (sales) during this period of $815,171 when compared to the same quarter last year.


SELLING EXPENSE

     Selling expense for the six-month period ended 10/31/00 and 10/31/99 was $468,543 and $488,319 respectively, a decrease of $19,776 or 4.1%. Selling expense for the quarter ended October 31, 2000 was $232,889 compared to $265,534 for the quarter ended October 31, 1999, a decrease of $32,645 or 12.3%.

     The decrease in Selling expense for both the six and three month periods is primarily related to reduced sales commission expense which is the result of lower sales volumes during each of these periods.


ADMINISTRATIVE EXPENSES

     When compared to the same periods last year, Administrative expense for the six-month period ended 10/31/00 increased $27,752 or 4.3% and during the second quarter increased $13,129 or 4.0%. The increase in both the six-month and quarter periods ended 10/31/00 is primarily related to increased expense in salaries and benefits, accrued bonus cost, and trade shows expense.


RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expense for the six-month and quarter period ended 10/31/00 increased $17,993 and $14,859 respectively over the same period last year. The increase in expense during these comparative periods is associated with the engineering development of new highway-rail grade crossing products.


INTEREST EXPENSE

     Interest expense was lower for the six month and quarter periods ended October 31, 2000 compared to the same period last year. Respectively, during each of these periods, interest expense was reduced by $36,932 and $18,509. The Company achieved lower interest expense primarily due to reduced average debt levels in these periods and resulted in the Company realizing an approximate 16% reduction in interest expense - when compared to the same periods as last year.

     During the six month period ended 10/31/00 the interest expense reduction was the result of lower borrowings on its Bank Lines of Credit. For the quarter ended 10/31/00, the Company's interest expense reduction was the result of reduced Bank Lines of Credit borrowing and the conversion of debt (convertible notes) to common equity on 8/15/00.


LIQUIDITY AND CAPITAL RESOURCES

     At October 31,2000, the Company had a cash balance of $98,555. The Company's operating activities used cash of $534,475 during the six-month period ended 10/31/00 compared to generating cash of $303,261for the six-month period ended 10/31/99. The decrease in cash generated is primarily the result of an increase in inventory of $737,799, an increase in accounts receivable of $341,208, and is partially offset by a decrease in accounts payable of $183,497, a decrease in accrued expenses of $248,018, and a decrease in deferred taxes of $339,252. The increase in inventory is primarily related to customers expected delivery requirements in calendar Q4 2000 and Q1 2001, while the increase in receivables relates to slower payments by a Class I Railroad over the previous comparative six-month period. The reduction in accounts payable reflects lower sales activity for the period while the decrease in accrued expenses reflects reductions in warranty, bonus and accrued expenses for the six-month period.

     The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from its credit facility based on a percent of eligible accounts receivable and inventory. On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders were paid in full. New term notes and line of credit financing were established with LaSalle. The agreement with LaSalle provided for $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. As a result of the refinancing, the Company realized a gain on debt refinancing of $95,456 (included in net income for the period ended 7/31/2000) and has reclassified a portion of the debt that was refinanced from current to long-term as of April 30, 2000.


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

     Not applicable


     Item 3. Defaults on Senior Securities
     -------------------------------------

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

     The Annual meeting of the Company's shareholders was held on October 11, 2000 and two items were submitted to a vote.

     Item #1:
     --------

     The following three Directors were re-elected at this meeting, William E. Cook, Edward S. Smith, John E. Hart. Directors hold office for one year and until their successors are elected.

     Total shares voted were 2,956,480. Voting for Mr. Cook were 2,679,589 shares, 276,891 shares were withheld. Voting for Mr. Smith were 2,879,529 shares, 76,951 shares were withheld. Voting for Mr. Hart were 2,679,635 shares, 276,845 shares were withheld.

     Item #2:
     --------

     A proposal to amend the Company's certificate of Incorporation. This proposal reduced the number of authorized shares of the Company's Common Stock to 20,000,000 and the number of authorized shares of the Company's Preferred Stock to 1,000,000. This proposal was approved. Voting for the amendment to the Company's Certificate of Incorporation were 2,929,779 shares, against were 1,148 shares, and 25,553 shares were withheld.


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

         27     Financial Data Schedule October 31,2000.


     (b) Reports on Form 8-K
         -------------------

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI Rail Products, Inc.
------------------------
Registrant


December 20, 2000                     By: /s/ Robert E. Tuzik
-----------------                     -----------------------
Date                                  Robert E. Tuzik
                                      President and Chief
                                      Operating Officer


December 20, 2000                     By: /s/ David C. Anderson
-----------------                     -------------------------
Date                                  David C Anderson
                                      Chief Financial Officer