Form 10QSB
period 2001-01-31
OMNI RAIL PRODUCTS INC
filed 2001-03-15
CIK 919045

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended January 31, 2001


     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from                  to
                               ----------------    ----------------

Commission file number Securities Act Registration No. 33-75276


                            OMNI Rail Products, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                       68-0281098
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification NO.)
  Incorporation or Organization)


                    975 SE Sandy Blvd. Portland, Oregon 97214
                     --------------------------------------
                    (Address of Principal Executive Offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,178,861 Common Shares at $.01 par value outstanding as of January 31, 2001

                            OMNI RAIL PRODUCTS, INC.
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                      INDEX


PART I. FINANCIAL

    Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheets....................3

            Unaudited Condensed Consolidated Statements of Operations..........4

            Unaudited Condensed Consolidated Statements of Cash Flows..........5

            Notes to Unaudited Condensed Consolidated Financial
               Statements......................................................6

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................9


PART II. OTHER INFORMATION....................................................12

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults on Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K


SIGNATURES....................................................................13

                       OMNI RAIL PRODUCTS, INC., & SUBSIDIARY
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                               January 31, 2001   April 30, 2000
                                                 (Unaudited)         (Audited)
                                                 -----------        -----------
ASSETS
------

 Current Assets:
      Cash                                       $    15,480        $   157,813
      Accounts receivable, net                     1,373,874          1,640,330
      Inventories, net                             2,442,190          1,593,645
      Current deferred taxes                            --              168,000
      Prepaid expenses and deposits                   94,337             65,358
                                                 -----------        -----------
         Total current assets                      3,925,881          3,625,146

      Deferred taxes                                 248,413            325,000
      Real estate held for sale                         --            1,400,000
      Property, plant and equipment, net           2,001,773          2,098,590
      Other assets                                   112,426               --
                                                 -----------        -----------

                                                 $ 6,288,493        $ 7,448,736
                                                 ===========        ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 Current Liabilities:
      Accounts payable                           $   873,528        $ 1,462,280
      Accrued liabilities                            642,103            855,262
      Notes payable                                  862,227            748,029
      Current portion of long-term debt              384,755            404,805
                                                 -----------        -----------
                  Total current liabilities        2,762,613          3,470,376

 Long-term debt, less current portion              1,374,471          2,585,061

 Stockholders' equity:
      Common stock                                    31,789             17,401
      Additional paid in capital                   2,654,417          2,387,457
      Accumulated deficit                           (534,797)        (1,011,559)
                                                 -----------        -----------
                  Total stockholders' equity       2,151,409          1,393,299
                                                 -----------        -----------

                                                 $6,288,493         $ 7,448,736
                                                 ===========        ===========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                                        OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended             Nine Months Ended
                                                                  January 31,                    January 31,
                                                            2001             2000           2001            2000
                                                        ------------    ------------    ------------    ------------
Sales                                                   $  1,836,350    $  2,686,629    $  8,810,397    $ 10,081,246
Cost of sales                                              1,391,580       1,880,734       6,149,425       7,119,894
                                                        ------------    ------------    ------------    ------------
          Gross profit                                       444,770         805,895       2,660,972       2,961,352

Selling expenses                                             164,936         233,399         633,479         721,718
Administrative expenses                                      267,491         275,310         935,278         915,345
Research, development and engineering                         40,500          16,956          87,722          46,185
                                                        ------------    ------------    ------------    ------------
                                                             472,927         525,665       1,656,479       1,683,248

          Income (loss) from operations                      (28,157)        280,230       1,004,493       1,278,104

Other income (expense):
     Interest expense                                        (72,488)       (112,842)       (270,574)       (347,860)
     Miscellaneous income                                     12,679          21,701          46,200          77,693
     Loss on fair value of asset held for sale                  --              --           (95,000)           --
                                                        ------------    ------------    ------------    ------------
                   Total other expense                       (59,809)        (91,141)       (319,374)       (270,167)

Income (loss) before tax and extraordinary item              (87,966)        189,089         685,119       1,007,937

Income tax expense (benefit)                                 (35,438)           --           267,196            --
                                                        ------------    ------------    ------------    ------------

Income (loss) before extraordinary item                      (52,528)        189,089         417,923       1,007,937

Extraordinary item:
Gain on debt refinancing net of tax ($36,617)                   --              --            58,839            --
                                                        ------------    ------------    ------------    ------------

    Net income (loss)                                   $    (52,528)   $    189,089    $    476,762    $  1,007,937
                                                        ============    ============    ============    ============

Basic income (loss) per common share
       Before extraordinary item                        $      (0.02)   $       0.11    $       0.16    $       0.59
                                                        ============    ============    ============    ============
       Net income (loss)                                $      (0.02)   $       0.11    $       0.18    $       0.59
                                                        ============    ============    ============    ============

Diluted income (loss) per share
       Before extraordinary item                        $      (0.02)   $       0.06    $       0.13    $       0.32
                                                        ============    ============    ============    ============
       Net income (loss)                                $      (0.02)   $       0.06    $       0.15    $       0.32
                                                        ============    ============    ============    ============

Weighted average common
          shares outstanding                               3,178,680       1,703,098       2,623,200       1,703,098

Weighted average diluted
          shares outstanding                               3,178,680       3,209,342       3,270,034       3,209,342


                   See accompanying notes to unaudited condensed consolidated financial statements.

                            OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine months      Nine months
                                                              Ended            Ended
                                                         January 31, 2001  January 31, 2000
                                                           -----------       -----------
Cash Flows from Operating Activities
Net income                                                 $   476,762       $ 1,007,937
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
     Depreciation and amortization                             234,403           152,384
     Loss on disposal of assets                                 70,007              --
     Gain on debt refinancing                                  (95,456)             --
     Change in assets and liabilities:
         Accounts receivable                                   266,456           554,469
         Inventories                                          (848,545)         (389,425)
         Prepaid expenses and deposits                         (28,979)          (53,655)
         Accounts payable                                     (588,752)         (296,335)
         Accrued liabilities                                  (213,159)          (70,347)
         Deferred taxes                                        244,587              --
                                                           -----------       -----------

     Net cash provided by (used in) operating activities      (482,676)          905,028


Cash Flows from Investing Activities
Proceeds from sale of real estate                            1,329,993              --
Purchase of plant, property & equipment                       (107,514)         (197,193)
                                                           -----------       -----------

     Net cash provided by (used in) investing activities     1,222,479          (197,193)

Cash Flows from Financing Activities
Sale of common stock under options                               6,040              --
Payments on bank debt                                         (549,106)         (613,900)
Payments on other debt                                        (196,573)          (50,745)
Loan origination fees on refinancing of term debt             (142,497)             --
                                                           -----------       -----------

     Net cash used in financing                               (882,136)         (664,645)
                                                           -----------       -----------
Net increase (decrease) in cash                               (142,333)           43,190

Cash at beginning of period                                    157,813            36,280
                                                           -----------       -----------
Cash at end of period                                      $    15,480       $    79,470
                                                           ===========       ===========


      See accompanying notes to unaudited condensed consolidated financial statements.

                      OMNI RAIL PRODUCTS, INC. & SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)       INTERIM FINANCIAL INFORMATION

          The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of Management, the condensed consolidated financial statements include all adjustments considered necessary for fair presentation. Results for the period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended April 30, 2000, included in the Company's Form 10-KSB.

(2)       DEBT

          On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders, were paid in full, and new term notes and line of credit financing were established with LaSalle. The agreement with LaSalle established $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. This resulted in the Company realizing a gain on debt refinancing of $95,456 (included in net income for the period ended July 31, 2000). As of January 31, 2001, the Company was in compliance with all bank and debt covenants.

(3)       8% SECURED CONVERTIBLE NOTES

          Pursuant to a loan agreement entered into in October 1998, and in conjunction with Finova's requirements for completing the Company's restructuring and as an inducement for Mr. Cook to join the Board of Directors as Chairman, the Company issued $275,160 in 8% Secured Convertible Notes due in October 2003 and January 2004.

          On August 15, 2000, pursuant to the terms of these notes, the holders of the notes converted them into a total of 1,424,224 common shares.



(4)       INVENTORIES

          Inventories consist of the following at January 31, 2001, January 31,
          2000, and April 30, 2000:

                                 January 31,2001     January 31,2000     April 30,2000
                                 ---------------     ---------------     -------------
          Finished Goods           $  2,129,711        $  1,466,985      $  1,367,693

          Raw Materials                 312,479             253,103           225,952
                                   ------------        ------------      ------------

          Total Inventories        $  2,442,190        $  1,720,088      $  1,593,645


(5)       REAL ESTATE HELD FOR SALE

          On December 26, 2000, the Company sold excess real estate located in Nevada City, CA for $1,425,000. This asset was classified on the Company's balance sheet `as held for sale' and was carried at $1,305,000. The Company received net cash proceeds after real estate transaction costs of $1,329,993. The proceeds from this transaction were used to pay down term debt secured by this real estate and revolving bank debt of $706,292 and $623,701 respectively. As a result of the sale, the Company realized a gain of $24,993 in the third quarter ended January 31, 2001.

(6)       BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

          Net earnings (loss) per share ("EPS") is computed based on the provisions of Statement of Financial Accounting Standards No. 128,
          "Earnings per Share" ("SFAS 128"). Under SFAS 128, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Contingently issuable shares that are issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. The computation of diluted
          EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the quarter ended January 31, 2001, 89,802 of potentially dilutive shares were not included in the calculation due to a loss during the quarter.

          The following table reconciles basic income per common share to diluted income per share for the three-month and nine-month periods ended January 31, 2000, and January 31, 2001:

         January 31, 2000
         ----------------
                                                            Income              Wt average shares             Per share amount
                                                    3 months    9 months     3 months      9 months       3 months        9 months
                                                    --------   ---------     --------      --------       --------        --------
         Income before extraordinary item           $189,089   $1,007,937    1,703,098    1,703,098         $0.11          $0.59

         Net income                                 $189,089   $1,007,937    1,703,098    1,703,098         $0.11          $0.59

         Effect of dilutive securities:
           Stock options                                                        82,020       82,020
           8% Convertible notes                     $  5,503   $   16,510    1,424,224    1,424,224
           Effect before extraordinary item                                                                ($0.05)        ($0.27)
           Effect after extraordinary item                                                                 ($0.05)        ($0.27)

         Income before extraordinary item
           (diluted)                                $194,592   $1,024,447    3,209,342    3,209,342         $0.06          $0.32

         Net income (diluted)                       $194,592   $1,024,447    3,209,342    3,209,342         $0.06          $0.32



       January 31, 2001
       ----------------
                                                           Income                      Wt average shares            Per share amount
                                                    3 months   9 months       3 months    9 months        3 months       3 months
                                                    --------   --------       --------    --------        --------       --------
         Income (loss) before extraordinary item    ($52,528)  $417,923      3,178,680    2,623,200        ($0.02)         $0.16

         Net income (loss)                          ($52,528)  $476,762      3,178,680    2,623,200        ($0.02)         $0.18

         Effect of dilutive securities:
           Stock options                                                                     94,689
           8% Convertible notes                                 $ 6,347                     552,145
           Effect before extraordinary item                                                                               ($0.03)
           Effect after extraordinary item                                                                                ($0.03)

         Income (loss) before extraordinary item
           (diluted)                                ($52,528)  $424,270      3,178,680    3,270,034       ($0.02)          $0.13

         Net income (loss)(diluted)                 ($52,528)  $483,109      3,178,680    3,270,034       ($0.02)          $0.15


Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations
          ---------------------------------------------------------------

          Results of Operations
          ---------------------

          The following Selected Financial Data for the periods ended January
          31, 2001 and 2000, have been derived from the unaudited financial statements of the Company. This Selected Financial Data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto included elsewhere in this Report.

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


          Results of Operations -- Quarter and nine-months ended January 31,
          2001, compared with the Quarter and nine- months ended January 31, 2000:

                                                       Three Months Ended                Nine Months Ended
                                                           January 31                       January 31
                                                    -------------------------         -------------------------
                                                       2001           2000               2001          2000
                                                    ----------     ----------         ----------    -----------
         Revenue (sales)                            $1,836,350     $2,686,629         $8,810,397    $10,081,246
         As a percent of sales:
              Gross Profit                              24.2%          30.0%              30.2%          29.4%
              Income (loss) from Operations            (1.5%)          10.4%              11.4%          12.7%
              Net income (loss)                        (2.9%)           7.0%               5.4%          10.0%
         Basic income (loss) per share
              Before extraordinary item               $(0.02)          $0.11              $0.16          $0.59
              Net income (loss)                       $(0.02)          $0.11              $0.18          $0.59
         Diluted income (loss) per share
              Before extraordinary item               $(0.02)          $0.06              $0.13          $0.32
              Net income (loss)                       $(0.02)          $0.06              $0.15          $0.32


SALES (Revenue)

          The Company derives its revenues from the sale of highway-rail grade crossings to railroads, general contractors and municipalities.
          Changes from period to period in product sales mix are highly dependent on the procurement trends of the Company's major customers, customer retention, seasonal construction activity, railroad product requirements, product application preferences, and the overall financial health of the railroad industry and the Company's customers.

          Total Sales for the nine months ended January 31, 2001, were $8,810,397, a decrease of $1,270,849 or 12.6% from the same nine-month period last year. Sales for the quarter ended January 31, 2001, were $1,836,350, a reduction of $850,279 or a 31.6% decrease from the same period last year. During the three-month and nine-month periods ended
          January 31, 2001, sales of rubber highway-rail grade crossings decreased and concrete highway-rail grade crossings sales were slightly ahead of the same period last year.

          The Sales decrease during the quarter and nine-month periods ended January 31, 2001, is due to a general slow down within the railroad industry, reductions in railroad capital expenditures, and a reduction in sales to one Class I railroad. The Company's sales of rubber flangeway filler material to this Class I railroad were 50% less than they were in the nine months ended January 31, 2000.

          In addition, that customer had been purchasing rubber flangeway filler material under a five-year contract, which ended on December 31, 2000. The customer notified the Company on January 4, 2001, that it awarded a one-year contract for the provision of those products to another supplier. The loss of those sales to that customer will have a negative impact on the Company's future financial performance unless the Company can replace them. The Company cannot guarantee that it can replace those Sales losses in the immediate future.


COST OF SALES

          The Company manufactures a full product line of concrete and rubber highway-rail grade crossings. Cost of Sales and gross margins can vary significantly depending on the mix of products manufactured and shipped during any comparative period.

          For the nine-month period ended January 31, 2001, Cost of Sales decreased $970,469 or 13.6% as compared to the same period last year as a result of $1,270,849 lower revenue for the period. For the third quarter ended January 31, 2001, Cost of Sales decreased $489,154 or 26% as a result of $850,279 lower revenue for the period. The Cost of Sales decrease in both the third quarter and nine-month periods ended January 31, 2001, when compared to the same period as last year is primarily related to lower product shipments (sales).


    SELLING EXPENSES

          Selling expenses for the nine-month period ended January 31, 2001 and 2000 were $633,479 and $721,718 respectively, a decrease of $88,239 or 12.2%. Selling expenses for the quarter ended January 31, 2001, were $164,936 compared to $233,399 for the quarter ended January 31, 2000, a decrease of $68,463 or 29.3%.

          The decrease in Selling expense for both the nine-month and three-month periods is primarily related to reduced sales commission expense, which is the result of lower sales volume during each of these periods.


    ADMINISTRATIVE EXPENSES

          When compared to the same periods last year, Administrative expenses for the nine-month period ended January 31, 2001, increased $19,933 or 2.2%, and, during the third quarter decreased $7,819 or 2.8%. The differences in the nine-month period ended January 31, 2001, are primarily related to increased salaries and benefits costs with offsetting reductions in legal and bonus expense. For the quarter ended January 31, 2001, the reduction is primarily related to lower management bonus expense.

RESEARCH, DEVELOPMENT AND ENGINEERING

          Research, Development and Engineering expense for the nine-month and quarter periods ended January 31, 2001, increased $41,537 and $23,544 respectively over the same period last year. The increase in expense during these comparative periods is associated with the Company's development of new highway-rail grade crossing products.


INTEREST EXPENSE

          Interest expense was lower for the nine-month and quarter periods ended January 31, 2001, when compared to the same periods last year. During the nine-month and quarter periods ended January 31, 2001, interest expense was reduced respectively $77,286 and $40,354 - a 22.2% and 35.8% reduction. The Company achieved lower interest expense primarily due to reduced average debt levels in these periods. For the nine-month and quarter periods, total debt decreased approximately $1.2 million and $1.4 million when compared to the same period last year.

          During the nine month period ended January 31, 2001, the Company's interest expense reduction resulted primarily from lower average borrowings over the period on its bank term debt and the conversion of $275,160 in convertible notes to common equity on August 15, 2000. For the quarter ended January 31, 2001, the interest expense reduction was related to reduced bank line of credit and term debt borrowings. The Company sold excess real estate during the quarter (on December 26, 2000) and applied approximately $1.3 million of the sale proceeds against debt secured by this real estate and to pay down the Company's revolving bank line of credit.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash balance at January 31, 2001 and 2000 amounted to $15,480 and $79,470, respectively. The Company's operating activities during the nine-month period ended January 31,2001, used cash of $477,464 on net income of $ 476,762. During the nine-month period ended January 31, 2000, the Company generated cash from operations of $905,028 on net income of $1,007,937.

          Net working capital at January 31, 2001, amounted to $1,163,268 and net working capital at April 30, 2000, amounted to $154,770. Reductions in the Company's current debt borrowings, reductions in accrued liabilities and payables, and increases in inventory and deferred taxes helped increase working capital. Bank term debt was reduced primarily through cash generated from the sale of real estate applied to bank term debt, and the conversion of convertible notes to common equity. The increase in inventory is related to anticipated customer requirements produced by the Company in calendar Q4 2000 and Q1 2001. As a result of the softening railroad business environment, the Company is currently manufacturing product to customer order requirements, which is expected to reduce inventory levels. Decreases in accounts payable and accounts receivable are related to the Company's lower sales volume during the period. The decreases in accrued expenses primarily reflect reductions in warranty, interest payable, bonus and accrued expenses during the period.

          The Company's primary source of funds is from its operations. The Company is restricted as to the amount it can borrow from its credit facility based on a percent of eligible accounts receivable and inventory. On June 2, 2000, the Company entered into a new senior lending arrangement with LaSalle Business Credit ("LaSalle"), whereby Finova and the Company's mortgage lenders were paid in full. New term notes and line of credit financing was established with LaSalle. The agreement with LaSalle provided for $1,724,000 of new three-year term notes payable in monthly installments of $15,400, plus interest at 1% over prime. As a result of the refinancing, the Company realized a gain on debt refinancing of $95,456 (included in net income for the period ended July 31, 2000) and has reclassified a portion of the debt that was refinanced from current to long-term as of April 30, 2000.

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

          Not applicable

          Item 3. Defaults on Senior Securities
          -------------------------------------

          Not applicable

          Item 4. Submission of Matters to a Vote of Security Holders
          -----------------------------------------------------------

          See information included in the Company's quarterly filing on form 10-QSB for the six-month period ended October 31, 2000.

          Item 5. Other Information
          -------------------------

          Not applicable

          Item 6. Exhibits and Reports on Form 8-K
          ----------------------------------------

          (a)  Exhibits
               --------

               Ex-27 - Financial Data Schedule for the nine-month period ended
                       January 31, 2001.


          (b)  Reports on Form 8-K
               -------------------

               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OMNI Rail Products, Inc.
     Registrant


     March 15, 2001                         By:  /s/  Robert E. Tuzik
     --------------                            -------------------------------
     Date                                             Robert E. Tuzik
                                                      President and Chief
                                                      Operating Officer


     March 15, 2001                         By:  /s/  David C. Anderson
     --------------                            -------------------------------
     Date                                             David C. Anderson,
                                                      Chief Financial Officer